Form 10-Q
period 2017-09-30
Greater Cannabis Company, Inc.
filed 2017-11-20
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2017

[  ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from ______________ to ______________

Commission File Number: 333-218854

The GREATER CANNABIS COMPANY, INC.

(Exact name of registrant as specified in its charter)

Florida	30-0842570
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

244 2nd Ave N., Suite 9

St. Petersburg, FL 33701

(Address of principal executive offices, including Zip Code)

(727)-482-1505

(Issuer’s telephone number, including area code)

NOT APPLICABLE

(Former name or former address if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The review of the consolidated financial statements contained in this Form 10-Q for the quarterly period ended September 30, 2017 have not yet been completed by our independent registered public accounting firm. As soon as such review is completed, we will file an amended Form 10-Q.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 29,380,969 shares of common stock as of November 17, 2017.

Cautionary Note Regarding Forward Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue, “ and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures;

●	risk that we fail to meet the requirements of the agreements under which we acquired our business interests, including any cash payments to the business operations, which could result in the loss of our right to continue to operate or develop the specific businesses described in the agreements;

●	risk that we will be unable to secure additional financing in the near future in order to commence and sustain our planned development and growth plans;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations;

●	risks and uncertainties relating to the various industries and operations we are currently engaged in;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future growth, development or expansion will not be consistent with our expectations;

●	risks related to the inherent uncertainty of business operations including profit, cost of goods, production costs and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;

●	risks related to environmental regulation and liability;

●	risks related to tax assessments;

●	other risks and uncertainties related to our prospects, properties and business strategy.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake to update or revise any of the forward-looking statements to conform these statements to actual results, whether as a result of new information, future events or otherwise.

As used in this quarterly report, “Greater Cannabis,” the “Company,” “we,” “us,” or “our” refer to The Greater Cannabis Company, Inc., unless otherwise indicated.

THE GREATER CANNABIS COMPANY, INC.

Quarterly Report on Form 10-Q for the

Quarter Ended September 30, 2017

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q, as well as the risk factors included in this Form 10-Q.

PART I

Item 1. BUSINESS

HISTORY OF OUR COMPANY

The Greater Cannabis Company, Inc. was formed in March 2014 as a limited liability company under the name, The Greater Cannabis Company, LLC. The Company remained a wholly owned subsidiary of Sylios Corp until March 2017. The Company’s business plan is to concentrate on cannabis related investment and development opportunities through its online retail store, direct equity investments, joint ventures, licensing agreements or acquisitions. Our current operations are focused on our online store, GCC Superstore.

Our principal executive office is located at The Greater Cannabis Company, Inc., 244 2nd Ave N., Suite 9, St. Petersburg, FL 33701, and our telephone number is (727) 482-1505.

OUR CURRENT BUSINESS

The Company’s business segments are divided into four operating segments:

1. E-commerce- Through the Company’s wholly owned subsidiary, GCC Superstore, LLC, the Company has established an online store whose merchandise includes pipes, vaporizers, grinders, hemp related products, CBD (Cannabidiol) related products and additional products focusing on the cannabis industry. The online store, GCC Superstore, was opened in June 2017 and can be found at www.gccsuperstore.com. At present, the GCC Superstore carries in excess of 1000 products from 20 suppliers and over 50 brands. The online store operates under a “drop-ship” model which affords it the benefit of less capital expenditure on inventory.

2. Advertising- With the development of the GCC Superstore, the Company will place directed advertising throughout the online store. Advertising will originate through Google AdSense or direct-advertising sales by the Company. The company will also use social media outlets such as Facebook, Twitter and Instagram in an effort to attract customers with product specific advertisements or posts.

3. Licensing- The Company is actively seeking licensing opportunities in the cannabis sector, for intellectual property, products and dispensary means. At present, the Company does not have any active licensing agreements. On July 31, 2014, the Company entered into a Licensing Agreement with Artemis Dispensing Technologies for the development and resell of an automated dispensing product. Under the collaboration and license agreement, Artemis was to be responsible for the development of a high end automated dispensing product. Upon launch and sales of the product, Artemis was to be responsible for the installation, training and customer support for the hardware and software. The Company was to be responsible for direct sales, addition of key distributors and sublicensing of specific territories within the U.S. The initial term of the Agreement expired December 31, 2016 and in the opinion of management the Agreement is no longer in effect. Please see NOTE C-ARTEMIS LICENSING AGREEMENT for further information.

4. Direct Investments- The Company may, at its election, directly invest in private entities within the cannabis sector either through stock purchase agreements, debentures, joint ventures or a hybrid of each. The Company’s planned investments will focus on those entities whose near-term goals are to maximum shareholder value through the filing of an initial public offering or a corporate event that takes the entity from private to public.

The GCC Superstore

GCC Superstore Store

The Greater Cannabis Company, Inc. operates the GCC Superstore, an online store built on the Shopify platform. Visitors are able to order pipes, vaporizers, CBD products and other hemp and cannabis related products by selecting the products they would like to order, entering their shipping and billing information and confirming the order. The GCC Superstore is part of the Company’s primary business plan. The Company intends on aggressively expanding its product line over the next two quarters. As a drop-ship business model, the Company is not required to acquire excessive inventory.

The GCC Superstore is accessible at the Company’s a website, www.GCCSuperstore.com. The Company is currently in the process of developing an app as a free mobile application which can be downloaded through the iOS APP Store or the Google Play Marketplace. The Company anticipates that the mobile app will be fully developed and ready for download during the fourth quarter of 2017. There is no guarantee that either marketplace will approve the downloading of the Company’s app due to the nature of our business.

Background GCC Superstore, LLC

On January 9, 2017, the Company’s Board of Directors voted to file Articles of Organization to form a new entity, GCC Superstore, LLC. The Articles of Organization were filed with the State of Florida on January 13, 2017 with a requested effective date of January 9, 2017. The GCC Superstore, LLC is a wholly owned subsidiary of the Company.

In June 2017, we launched our online store, GCC Superstore, with limited merchandise such as pipes, vaporizers, CDB, hemp and cannabis related products.

As an online retail store operating under a drop-ship model, GCC Superstore is able to rapidly scale its products and services with minimal marginal costs - each additional brand, category or product that we add to our platform adds negligible server hosting costs. It also allows us to have a virtual presence and exposure to every regulated cannabis market without establishing a costly physical presence in each state. This minimizes the costs of scaling and required capital while, at the same time, offering a direct role in the cannabis industry without ever touching the plant itself.

GCC Superstore, LLC Products

Currently, our products at our online store, GCC Superstore, consist of approximately 1000 SKU’s from 20 suppliers and in excess of 50 brands. Some of the more well-known brands we carry are Atmos, Green Flash Glass, Boundless, Cloud, Exxus, Santa Cruz, Grav, Cali Crusher just to name a few. Our business model consists of two revenue streams through the GCC Superstore. The first is through our direct customer sales and the second is through our business advertising portal throughout the GCC Superstore.

During the quarter ended September 30, 2017, the Company’s revenue was negatively impacted due to the termination of its former merchant agreement through the Shopify platform. The Company’s former merchant vendor elected to terminate the agreement due to certain products that the GCC Superstore carried and sold. The Company has identified a new merchant vendor that will permit the GCC Superstore to carry certain products such as CBD and Kratom. Once fully implemented, sales transactions can be completed on the GCC Superstore.

Employees and Consultants

The Greater Cannabis Company, Inc. has 1 part-time employee, and two part-time independent contractors. The Company has utilized the services of two web development firms to build out the GCC Superstore. The Company’s current President, Wayne Anderson, also serves in the role of another publicly traded company, Sylios Corp. The Company anticipates that it will need to retain the services of additional management and key personnel in the near future to further its business plan.

Facilities

Our principal executive offices are now located at 244 2nd Ave N., Suite 9, St. Petersburg, FL 33701. Our registered office in Florida is located at 244 2nd Ave N., Suite 9, St. Petersburg, FL 33701, and our registered agent is our former parent company, Sylios Corp.

Government Regulations

Cannabis is currently a Schedule I controlled substance under the CSA and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA in Colorado with respect to cannabis, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

Notwithstanding the CSA, as of the date of this filing, 28 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow their residents to use medical cannabis. Voters in the states of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon and Washington have approved ballot measures to legalize cannabis for adult recreational use. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level.

In light of such conflict between federal laws and state laws regarding cannabis, the previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. For example, the prior DOJ Deputy Attorney General of the Obama administration, James M. Cole, issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA (see “-The Cole Memo”). In addition, the Financial Crimes Enforcement Network (“FinCEN”) provided guidelines (the “FinCEN Guidelines”) on February 14, 2014, regarding how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act (“BSA”) obligations (see “-FinCEN”).

Additional existing and pending legislation provides, or seeks to provide, protection to persons acting in violation of federal law but in compliance with state laws regarding cannabis. The Rohrabacher-Farr Amendment to the Commerce, Justice, Science and Related Agencies Appropriations Bill, which funds the DOJ, prohibits the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. The Rohrabacher-Farr Amendment is effective through April 28, 2017, but as an amendment to an appropriations bill, it must be renewed annually. The Compassionate Access Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) has been introduced in the U.S. Senate, which proposes to reclassify cannabis under the CSA to Schedule II, thereby changing the plant from a federally criminalized substance to one that has recognized medical uses. More recently, the Respect State Marijuana Laws Act of 2017 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil and criminal penalties of the CSA.

However, as of the date of this filing, neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 has been enacted, the Rohrabacher-Farr Amendment has not yet been renewed beyond April 28, 2017, and the new administration under President Trump has not yet indicated whether it will change the previously stated policy of low-priority enforcement of federal laws related to cannabis set forth in the Cole Memo or the FinCEN Guidelines. The Trump administration could change this policy and decide to strongly enforce the federal laws applicable to cannabis. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not currently harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement policies of the federal government. However, as of the date of this filing, we have provided products and services to state-approved cannabis cultivators and dispensary facilities. As a result of our providing ancillary products and services to state-approved cannabis cultivators and dispensary facilities, we could be deemed to be aiding and abetting illegal activities, a violation of federal law.

Absent any future changes in cannabis-related policies under the Trump administration, we intend to remain within the guidelines outlined in the Cole Memo (see “-The Cole Memo”) and the FinCEN Guidelines (see “-FinCEN”), where applicable; however, we cannot provide assurance that we are in full compliance with the Cole Memo, the FinCEN Guidelines or any applicable federal laws or regulations.

Cole Memo

Because of the discrepancy between the laws in some states, which permit the distribution and sale of medical and recreational cannabis, from federal law that prohibits any such activities, DOJ Deputy Attorney General James M. Cole issued the Cole Memo concerning cannabis enforcement under the CSA. The Cole Memo guidance applies to all of the DOJ’s federal enforcement activity, including civil enforcement and criminal investigations and prosecutions, concerning cannabis in all states.

The Cole Memo reiterates Congress’s determination that cannabis is a dangerous drug and that the illegal distribution and sale of cannabis is a serious crime that provides a significant source of revenue to large-scale criminal enterprises, gangs, and cartels. The Cole Memo notes that the DOJ is committed to enforcement of the CSA consistent with those determinations. It also notes that the DOJ is committed to using its investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, the Cole Memo provides guidance to DOJ attorneys and law enforcement to focus their enforcement resources on persons or organizations whose conduct interferes with any one or more of the following important priorities (the “Enforcement Priorities”) in preventing:

●	the distribution of cannabis to minors;

●	revenue from the sale of cannabis from going to criminal enterprises, gangs, and cartels;

●	the diversion of cannabis from states where it is legal under state law in some form to other states;

●	state-authorized cannabis activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

●	violence and the use of firearms in the cultivation and distribution of cannabis;

●	drugged driving and the exacerbation of other adverse public health consequences associated with cannabis use;

●	the growing of cannabis on public lands and the attendant public safety and environmental dangers posed by cannabis production on public lands; and

●	cannabis possession or use on federal property.

We intend to conduct rigorous due diligence to verify the legality of all activities that we engage in and ensure that our activities do not interfere with any of the Enforcement Priorities set forth in the Cole Memo.

The Cole Memo is meant only as a guide for United States Attorneys and does not alter in any way the Department of Justice’s authority to enforce Federal law, including Federal laws relating to cannabis, regardless of state law. We believe we have implemented procedures and policies to ensure we are operating in compliance with the “Cole Memo”. However, we cannot provide assurance that our actions are in full compliance with the Cole Memo or any other laws or regulations. Per The Greater Cannabis Company, Inc. and that of its wholly owned subsidiary, GCC Superstore, LLC, Terms and Conditions:

●	Users must agree that they are located in a state where medical-use or adult-use of cannabis is legal;

●	Users must be of legal age to consume cannabis in their particular state (18 or 21 years old, depending on the state);

●	Users may only post content that is in compliance with their state’s laws;

●	Users may not solicit or distribute cannabis through The Greater Cannabis Company, Inc. or its GCC Superstore;

●	Posting of any other drugs or substances, including prescription pain pills, is prohibited and will result in account termination;

●	Posting of any violence or threat of violence is prohibited and will result in account termination;

●	Posting of any drugged-driving content is prohibited and will result in account termination; and

●	Posting of any copyright-protected content is prohibited and will result in account termination.

We have implemented an aggressive content and account review program to ensure compliance with our Terms and Conditions. When an account is reported, the post is automatically removed from the GCC Superstore until further review. The Greater Cannabis Company, Inc. then reviews the content within 24 hours and either approves it as within our Terms and Conditions or permanently deletes it and bans the Customer’s account.

Our business plan includes allowing cannabis dispensaries to advertise on our website which we believe could be deemed to be aiding and abetting illegal activities, a violation of Federal law. We intend to remain within the guidelines outlined in the Cole Memo. However, we cannot provide assurance that we are in full compliance with the Cole Memo or any other laws or regulations.

Rohrabacher Farr Amendment

On December 16, 2014, H.R. 83 - Consolidated and Further Continuing Appropriations Act, 2015 was enacted and included a provision known as the “Rohrabacher Farr Amendment” which states:

None of the funds made available in this Act to the Department of Justice may be used, with respect to the States of Alabama, Alaska, Arizona, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Hawaii, Illinois, Iowa, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Hampshire, New Jersey, New Mexico, Oregon, Rhode Island, South Carolina, Tennessee, Utah, Vermont, Washington, and Wisconsin, to prevent such States from implementing their own State laws that authorize the use, distribution, possession, or cultivation of medical marijuana.

The Rohrabacher Farr Amendment represents one of the first times in recent history that Congress has taken action indicating support of medical cannabis. The Rohrabacher Farr Amendment was renewed by Congress in 2015 and remains in effect currently.

The Rohrabacher Farr Amendment would appear to protect the right of the states to determine their own laws on medical cannabis use; however, the actual effects of the amendment are still unclear. The Rohrabacher Farr Amendment did not remove the federal ban on medical cannabis and cannabis remains regulated as a Schedule I controlled substance. Further, the United States Department of Justice has interpreted the Rohrabacher Farr Amendment as only preventing federal action that prevents states from creating and implementing cannabis laws - not against the individuals or businesses that actually carry out cannabis laws - and has continued to sporadically commence enforcement actions against individuals or businesses participating in the cannabis industry despite such participation being legal under state law. Whether this interpretation is appropriate is still being litigated, and, while an initial district court decision has not supported the Department of Justice’s interpretation, such decision is currently under appellate review. In addition, no matter what interpretation is adopted by the courts, there is no question that the Rohrabacher Farr Amendment does not protect any party not in full compliance with state medicinal cannabis laws.

Potential Changes to Federal Laws and Enforcement Priorities

Although the Department of Justice has stated in the Cole Memo that it is not an efficient use of limited resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state laws allowing the use and distribution of medical cannabis, there is no guarantee that the Department of Justice’s position will not change regarding the low-priority enforcement of federal laws. Further, the United States has a new administration in 2017, which could introduce a less favorable cannabis enforcement policy. There can be no assurances that any future administration would not change the current enforcement policy and decide to strongly enforce the federal laws.

In light of the 2005 U.S. Supreme Court ruling in Gonzales v. Raich, under the commerce clause of the constitution, Congress may pass laws to criminalize the production and use of home-grown cannabis even where states have approved its use for medicinal purposes, which leads to the conclusion that the Controlled Substances Act may preempt state laws relating to any cannabis-related activity. Any such change in the federal enforcement program of current federal laws could cause significant financial damage to our business. While we do not directly harvest, distribute, or distribute cannabis today, we still may be deemed to be violating federal law and may be irreparably harmed by a change in enforcement by the federal or state governments.

Item 1A. RISK FACTORS

Risks Associated to Our Business and Industry

Our proposed business is dependent on laws pertaining to the marijuana industry.

Continued development of the marijuana industry is dependent upon continued legislative authorization and/or voter approved referenda of marijuana at the state level. Any number of factors could slow or halt progress in this area. Further, progress for the industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of marijuana, which would negatively impact our proposed business.

As of April 30, 2017, 29 states and the District of Columbia allow its citizens to use medical marijuana. Voters in the states of Colorado, Washington, Alaska, Oregon, California, Maine, Nevada, Massachusetts and the District of Columbia have approved ballot measures to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use, cultivation and/or possession illegal on a national level. As discussed in the “Cole Memo” the former Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. Any change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

Cannabis remains illegal under Federal law.

Despite the development of a legal cannabis industry under the laws of certain states, these state laws legalizing medical and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a “Schedule-I” controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that the Federal government has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. However, the Obama Administration has determined that it is not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state laws allowing the use and distribution of medical and recreational cannabis. There is no guarantee that the Trump Administration will not change the Federal government’s stated policy regarding the low-priority enforcement of Federal laws in states where cannabis has been legalized. Any such change in the Federal government’s enforcement of Federal laws could cause significant financial damage to us and our shareholders.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our proposed operations.

Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

As the possession and use of cannabis is illegal under the Federal Controlled Substances Act, we may be deemed to be aiding and abetting illegal activities through the services that we provide to users and advertisers. As a result, we may be subject to enforcement actions by law enforcement authorities, which would materially and adversely affect our business.

Under Federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal. Our business provides services to customers that are engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The Federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

Our potential customers, clients and companies which we may elect to invest directly with may have difficulty accessing the service of banks, which may make it difficult for them to operate.

On February 14, 2014, the U.S. government issued rules allowing banks to legally provide financial services to state-licensed cannabis businesses. A memorandum issued by the Justice Department to federal prosecutors reiterated guidance previously given, this time to the financial industry that banks can do business with legal marijuana businesses and “may not” be prosecuted. FinCEN issued guidelines to banks noting that it is possible to provide financial services to state-licensed cannabis businesses and still be in compliance with federal anti-money laundering laws. The guidance, however, falls short of the explicit legal authorization that banking industry officials had requested the government provide, and, to date, it is not clear if any banks have relied on the guidance to take on legal cannabis companies as clients. The aforementioned policy can be changed, including in connection with a change in presidential administration, and any policy reversal and or retraction could result in legal cannabis businesses losing access to the banking industry.

Because the use, sale and distribution of cannabis remains illegal under federal law, many banks will not accept deposits from or provide other bank services to businesses involved with cannabis. The inability to open bank accounts may make it difficult for our existing and potential customers, clients and tenants to operate and may make it difficult for them to contract with us.

Operating an online store open to all internet users may result in legal consequences.

Our Terms and Conditions clearly state that our online store, GCC Superstore, is only to be used by users who are over 21 years old and located where the use of cannabis is permissible under state law and only in a manner which would be permissible under the applicable state law. However, it is impractical to independently verify that all visitors to our online store fit into this description. As such, we run the risk of federal and state law enforcement prosecution.

We have implemented an aggressive content reporting review policy to remove any content which violates our Terms and Conditions. We have introduced a system that automatically flags any posts for review, removal, and possible account suspension that includes certain words such as “gun” or “acid.” As soon as content is flagged by one of GCC Superstore’s automated systems or by another user, it is removed from view until we have had the time to review the content. The Obama Administration determined that it was not an efficient use of resources to direct Federal law enforcement agencies to prosecute those following certain state laws allowing for the use and distribution of medical and recreational cannabis, there can be no assurance that the Trump administration, or future administrations, will not change its stated policy and begin enforcement of the Federal laws against us or our users. Additionally, there can be no assurance that we will not face criminal prosecution from states where the use of cannabis is permitted for the use of cannabis in ways which do not fall under the state law. Finally, even if we attempt to prevent the use of our product in states where cannabis use is not permitted under state law, use of our app by those in such states may still occur and state authorities may still bring an action against us for the promotion of cannabis related material by those residing in such states.

New online store features or changes to existing online store features for the Company’s GCC Superstore could fail to attract new customers, retain existing customers, or generate revenue.

Our business strategy is dependent on our ability to develop online store features to attract new customers and retain existing ones. Staffing changes, changes in customer behavior or development of competing networks may cause customers to switch to competing online stores or decrease their use of our online store. To date, our GCC Superstore, our online retail portal, is only in its beginning stages and it has begun to generate minimal revenue. There is no guarantee that individual customers will use these features and as a result, we may fail to generate revenue. Additionally, any of the following events may cause decreased use of our online store:

●	Emergence of competing websites and online retail stores;

●	Inability to convince potential customers to shop at our online store;

●	A decrease or perceived decrease in the quality of products at our online store;

●	An increase in content that is irrelevant to our users;

●	Technical issues on certain platforms or in the cross-compatibility of multiple platforms;

●	An increase in the level of advertisements may discourage user engagement;

●	A rise in safety or privacy concerns; and

●	An increase in the level of spam or undesired content on the network.

Conflicts of interest may arise from other business activities of our directors and officers.

Our sole officer and director, Wayne Anderson, currently serves in the role as President and Chairman of another publicly traded entity, Sylios Corp (a non-reporting publicly traded company “UNGS” on the OTC Pinksheets). As such, Mr. Anderson may not be able to dedicate the required time to the Company.

We are highly dependent on the services of key executives, the loss of whom could materially harm our business and our strategic direction. If we lose key management or significant personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in our compensation costs, our business may materially suffer.

We are highly dependent on our management team, specifically Wayne Anderson. We currently do not have an Employment Agreement in place with Mr. Anderson. If we lose key employees, our business may suffer. Furthermore, our future success will also depend in part on the continued service of our management personnel and our ability to identify, hire, and retain additional key personnel. We do not carry “key-man” life insurance on the lives of any of our executives, employees or advisors. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Because of this competition, our compensation costs may increase significantly.

We will need to raise additional capital to continue operations over the coming year.

We anticipate the need to raise approximately $100,000 in capital to fund our operations through December 31, 2017. We expect to use these cash proceeds, primarily to accelerate our user growth, implement consumer-facing features to boost engagement and sales, expand on our product base at our online store, enter into different cannabis related business portals and remain in full legal and accounting compliance with the SEC. We cannot guarantee that we will be able to raise these required funds or generate sufficient revenue to remain operational.

Government actions or digital distribution platform restrictions could result in our products and services being unavailable in certain geographic regions, harming future growth.

Due to our connections to the cannabis industry, governments and government agencies could ban or cause our network or future apps to become unavailable in certain regions and jurisdictions. This could greatly impair or prevent us from registering new customers at our online store in affected areas and prevent current customers from accessing the network. In addition, government action taken against our service providers, suppliers or partners could cause our network to become unavailable for extended periods of time.

Failure to generate customer growth or engagement could greatly harm our business model.

Our business model is reliant on its ability to attract and retain new customers at our online store. There is no guarantee that growth strategies used in the past will continue to bring new customers to our online store. Changes in relationships with our partners, contractors, suppliers and businesses we retain to grow our online store and expand product availability may result in significant increases in the cost to acquire new customers. Additionally, new customers may fail to engage with the network to the same extent current users are, resulting in decreased usage of the network and a potential decrease in revenue. Decreases in the size of our customer base and/or decreased product availability at our online store would greatly impair our ability to generate revenue.

Failure to attract advertising clients could greatly harm our ability to generate revenue.

Our ability to generate revenue is dependent on the continued growth of the online store and its ability to convince advertisers of its value. Should we prove unable to continue to grow our customer base or register advertising partners as the online store grows could significantly impact our ability to generate advertising revenue. There is no guarantee businesses will want to advertise on our online store or that we will be able to generate future revenue from its existing advertising base.

User engagement and growth depends on software and device updates beyond our control.

Our online store is currently available through the internet. With the development of our GCC Superstore mobile “app”, we anticipate it will be available on multiple operating systems, including iOS and Android, across multiple different manufacturers, including Motorola, LG, Apple and Samsung, on thousands of different individual devices. Changes to the device infrastructure or software updates on these devices could render our platforms and services useless or inoperable and require users to utilize our website rather than through the specific application for the user’s device. This could decrease engagement among current users and devalue our value proposition to advertisers. There is no guarantee that the GCC Superstore app will be approved for downloading through the iOS or Android platforms.

We may not be able to compete successfully with other established companies offering the same or similar services and, as a result, we may not achieve our projected revenue and user targets.

If we are unable to compete successfully with other businesses in our existing market, we may not achieve our projected revenue and/or customer targets. We compete with both start-up and established retail and technology companies. Compared to our business, some of our competitors may have greater financial and other resources, have been in business longer, have greater name recognition and be better established in the technological or cannabis markets.

Our lack of adequate D&O insurance may also make it difficult for us to retain and attract talented and skilled directors and officers.

We may in the future be subject to additional litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date, we have not obtained directors and officers liability (“D&O”) insurance. While neither Florida law nor our Articles of Incorporation or bylaws require us to indemnify or advance expenses to our officers and directors involved in such a legal action, we have entered into an indemnification agreement with our President and intend to enter into similar agreements with other officers and directors in the future. Without adequate D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, our lack of adequate D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

We expect to incur substantial expenses to meet our reporting obligations as a public company. In addition, failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

We estimate that it will cost approximately $50,000 annually to maintain the proper management and financial controls for our filings required as a public reporting company. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liabilities.

Insurance that is otherwise readily available, such as workers’ compensation, general liability, and directors and officer’s insurance, is more difficult for us to find and more expensive, because we are a service provider to companies in the cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities. In 2018, The Greater Cannabis Company, Inc. expects to begin offering health, dental and vision insurance to its employees at an estimated monthly cost of $5,000-$10,000. The Greater Cannabis Company, Inc. carries general liability insurance. We do not currently hold any other forms of insurance, including directors’ and officers’ insurance. Because we do not have any other types of insurance, if we are made a party of a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Participants in the cannabis industry may have difficulty accessing the service of banks, which may make it difficult for us to operate.

Despite recent rules issued by the United States Department of the Treasury mitigating the risk to banks who do business with cannabis companies operating in compliance with applicable state laws, as well as recent guidance from the United States Department of Justice, banks remain wary of accepting funds from businesses in the cannabis industry. Since the use of cannabis remains illegal under Federal law, there remains a compelling argument that banks may be in violation of Federal law when accepting for deposit funds derived from the sale or distribution of cannabis and/or related products. Consequently, businesses involved in the cannabis industry continue to have trouble establishing banking relationships. Our inability to open a bank account may make it difficult (and potentially impossible) for us, or some of our advertisers, to do business with us.

Risks Relating to our Common Stock

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

There is not yet an established public trading market for our securities. Hence, there is no central place, such as a stock exchange or electronic trading system, to resell common stock. As such, stockholders will have to locate a buyer and negotiate a private sale until a market is established. It is our plan to utilize a market maker who will apply to have our common stock quoted on the Over the Counter Bulletin Board in the United States. Our shares are not and have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with FINRA which operates the Over the Counter Bulletin Board, nor can there be any assurance that such an application for quotations will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor will be unable to liquidate his investment except by private sale.

Failure to develop or maintain a trading market could negatively affect its value and make it difficult or impossible for you to sell your shares. Even if a market for common stock does develop, the market price of common stock may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

Should our stock become listed on the OTC Bulletin Board, if we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities in the secondary market.

Companies trading on the Over the Counter Bulletin Board, such as we are seeking to become, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get relisted on the OTC Bulletin Board, which may have an adverse material effect on the Company.

We do not expect to pay dividends in the future; any return on investment may be limited to the value of our common stock.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Authorization of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that the Company will not do so in the future.

The market price for our common stock may be particularly volatile given our status as a relatively unknown company, with a limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

Our stock price may be particularly volatile when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats. The volatility in our share price will be attributable to a number of factors. First, our common stock will be compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand. Second, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time. Moreover, the OTC Bulletin Board is not a liquid market in contrast to the major stock exchanges. We cannot assure you as to the liquidity or the future market prices of our common stock if a market does develop. If an active market for our common stock does not develop, the fair market value of our common stock could be materially adversely affected.

Our shares are subject to the U.S. “Penny Stock” Rules and investors who purchase our shares may have difficulty re-selling their shares as the liquidity of the market for our shares may be adversely affected by the impact of the “Penny Stock” Rules.

Our stock is subject to U.S. “Penny Stock” rules, which may make the stock more difficult to trade on the open market. Our common shares are not currently traded on the OTC Bulletin Board, but it is the Company’s plan that the common shares be quoted on the OTC Bulletin Board. A “penny stock” is generally defined by regulations of the U.S. Securities and Exchange Commission (“SEC”) as an equity security with a market price of less than US$5.00 per share. However, an equity security with a market price under US $5.00 will not be considered a penny stock if it fits within any of the following exceptions:

(i)	the equity security is listed on NASDAQ or a national securities exchange;

(ii)	the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least US $5,000,000, or (b) average annual revenue of at least US $6,000,000; or

(iii)	the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least US $2,000,000.

Our common stock does not currently fit into any of the above exceptions.

If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock will be subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share. Since our common stock is currently deemed penny stock regulations, it may tend to reduce market liquidity of our common stock, because they limit the broker/dealers’ ability to trade, and a purchaser’s ability to sell, the stock in the secondary market.

The low price of our common stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock also limits our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker’s commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, the Company’s shareholders may pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and experience further dilution.

We are authorized to issue up to 500,000,000 shares of common stock, of which 29,380,969 shares of common stock are issued and outstanding as of November 17, 2017. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

A reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by a reverse stock split given the reduced number of shares that will be outstanding following a reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES

Since our inception on March 14, 2014, we have shared space with our former parent company, Sylios Corp. Our current office space is located at 244 2nd Ave N., Suite 9, St. Petersburg, FL 33701. As our operations grow, we anticipate requiring additional space at some point during 2018. There is no guarantee that we will remain in Florida. We are currently not party to any lease agreement and do not have to reimburse Sylios Corp for our office space. In the event The Greater Cannabis Company, Inc. retains new management, we will most likely be required to find new office space.

We do not own any real property.

We believe that our facilities are adequate for our current needs and that, if required, we will be able to expand our current space or locate suitable new office space and obtain a suitable replacement for our executive and administrative headquarters.

ITEM 3. LEGAL PROCEEDINGS

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us or has a material interest adverse to us.

●	None of our executive officers or directors have (i) been involved in any bankruptcy proceedings within the last five years, (ii) been convicted in or has pending any criminal proceedings (other than traffic violations and other minor offenses), (iii) been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or (iv) been found to have violated any Federal, state or provincial securities or commodities law and such finding has not been reversed, suspended or vacated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is not eligible to be traded as of the date of this report. A Form 211 has been submitted to the Financial Industry Regulatory Authority on behalf of the Company, but we have not been given a ticker symbol or a start trading date.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors.

Equity Compensation Plans

Not applicable

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were 375,000 shares of the Company’s common stock issued during the fiscal quarter ended September 30, 2017.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the nine months ended September 30, 2017, the Company generated $209 in quarterly revenue compared to $0 in 2016. During the quarter ended September 30, 2017, the Company’s revenue was negatively impacted due to the termination of its former merchant agreement through the Shopify platform. The Company’s former merchant vendor elected to terminate the agreement due to certain products that the GCC Superstore carried and sold. The Company has identified a new merchant vendor that will permit the GCC Superstore to carry certain products such as CBD and Kratom. Once fully implemented, sales transactions can be completed on the GCC Superstore.

Cost of sales was $109 for the quarter ended September 30, 2017 and $0 for the quarter ended September 30, 2016. Our operating expenses in the quarter ended September 30, 2017 amounted to $604,432 as compared to $0 for the quarter ended September 30, 2016.

Our net loss in the quarter ended September 30, 2017, was $738,682 as compared to the net loss of $2,250 during the quarter ended September 30, 2016.

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or our financial position. Amounts shown for machinery, equipment, and leasehold improvements and for costs and expenses reflect historical cost and do not necessarily represent replacement cost. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Liquidity and Capital Resources

We had $993 cash on hand at September 30, 2017, compared to $0 at September 30, 2016.

At September 30, 2017, we had $68,750 in principal amount of outstanding convertible notes.

The proceeds from loans, convertible debentures as well as cash on hand is being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the quarters ended September 30, 2017 and 2016.

	30-Sep-17	30-Sep-16
Net cash provided in operating activities	$7,717	$-
Net cash provided by (used in) investing activities	-	-
Net cash used by financing activities	(6,724)	-
Net increase(decrease) of cash	993	-

Critical Accounting Policies and Estimates

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management expects to make judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS

The financial statements and supplementary financial information required by this Item are set forth immediately below and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s President concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended September 30, 2017, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Management Changes

None.

Acquisitions.

On April 21, 2017, the Company entered into a definitive Asset Acquisition Agreement (the “Agreement”) with Sylios Corp (“Sylios”), whereby the Company acquired Sylios’ wholly owned subsidiary Bud Bank, LLC (“Bud Bank”). Under the Agreement, the Company is obligated to pay Sylios a royalty of 10% of net sales proceeds generated by Bud Bank through its operations up to a total of $50,000 and thereafter for perpetuity pay a royalty of 3% of net sales proceeds generated by Bud Bank through its operations. The transaction closed on June 20, 2017.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers as of September 30, 2017.

The names and ages of our Directors and Executive Officers are set forth below. Our By-Laws provide for not less than one Director. All Directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The officers are elected by our Board.

Name	Age	Position and Term
Wayne Anderson	51	President, Director and Chairman of the Board (Since 2014)

Wayne Anderson, President, Director and Chairman of the Board - Wayne Anderson is the co-founder and acting President and Chairman of the Board of Sylios Corp and has served in this capacity since the Company’s inception in 2008. Mr. Anderson has been instrumental in the establishment and development of each of the Company’s operational subsidiaries. Mr. Anderson leverages nearly 15 years of business experience in the financial and medical sectors prior to founding the Company. Mr. Anderson completed his undergraduate education at the University of Georgia and received his Doctorate degree from Temple University.

Mr. Anderson will serve in a dual role as President of Sylios Corp. and the Company for the near term. The Company anticipates that it will need to retain additional management and key personnel in the near future.

Sylios Corp

Sylios Corp, based in St. Petersburg, FL, is a holding corporation with operations engaged in the exploration and development of oil and natural gas properties, holdings in equities, alternative investments, corporate debt and site-specific real estate development. For further information, please visit the website at: http://www.sylios.com.

Audit Committee and Financial Expert

We do not have an audit committee or an audit committee financial expert. Our corporate financial affairs are simple at this stage of development and each financial transaction can be viewed by any officer or Director at will. We will form an audit committee if it becomes necessary as a result of growth of the Company or as mandated by public policy.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers; however, the Company plans to implement such a code in the fourth quarter of 2017.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest, in that our Directors who are also our officers have the authority to determine issues concerning management compensation, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our Directors or officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

Employment Contracts. We have no employment agreements with our Executive Officer(s).

Director Agreements. We have entered into a Board Services Agreement with our sole director, Wayne Anderson. Please see NOTE J - COMMITMENTS AND CONTINGENCIES for further information.

.

Stock Options/SAR Grants. None.

Executive Compensation

Our executive officer(s) have not received any cash compensation since the date of our formation. We did issue 2,000,000 shares of common stock to our sole officer during the first quarter of 2017 for services rendered on behalf of the Company. Please see NOTE H -ISSUANCES OF COMMON STOCK AND WARRANTS for further information.

THE GREATER CANNABIS COMPANY, INC.

SEPTEMBER 30, 2017

FORM 10-Q

THE GREATER CANNABIS COMPANY, INC.

(Formerly The Greater Cannabis Company, LLC)

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited and Unreviewed)
ASSETS
CURRENT ASSETS
Cash	$993	$-
Cash at Escrow Agent	-	-
Total current assets	993	-

OTHER ASSETS
Artemis License Agreement costs (net of allowance for nonrecoverability of costs of $100,000, $100,000, and $ 0, respectively)	-	-

Total assets	$993	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$44,904	$-
Accrued interest	9,556	7,027
Loans payable to related parties	4,355	1,761
Notes payable to third parties	5,800	-
Notes payable to related party	65,917	100,000
Total current liabilities	130,532	108,788
Derivative liability	192,556	-
Total liabilities	323,088	108,788

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 10,000,000 shares authorized, $.001 par value, as of September 30, 2017, December 31, 2016 and 2015, there are no shares outstanding	-	-
Common stock; 500,000,000 shares authorized, $.001 par value, as of September 30, 2017, December 31, 2016, there are 29,380,969, 26,905,969 shares outstanding, respectively	29,381	26,906
Additional paid-in capital	495,994	(26,906)
Accumulated deficit	(847,470)	(108,788)

Total stockholders’ (deficiency)	(322,095)	(108,788)
Total liabilities and stockholders’ (deficiency)	$993	$-

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

(Formerly The Greater Cannabis Company, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2017 and 2016 (Unaudited and Unreviewed)

	(Unaudited and Unreviewed) September 30, 2017	(Unaudited) September 30, 2016

Revenue:
Sales	$209	$-

Cost of sales	109	-

Gross profit	100	-

Operating Expenses:
Officer compensation (including stock-based compensation of $500,000 and $ 0, respectively)	500,000	-
Director Compensation (including stock-based compensation of $2,500 and $0, respectively)	25,000	-

Consulting fees (including stock-based compensation of $25,000 and $0, respectively)	25,000	-
Other selling, general and administrative expenses	54,432	-
Total operating expenses	604,432	-

Loss from operations	(604,332)	-

Other expenses:
Expense from derivative liability	126,396	-
Interest expense	2,529	2,250
Amortization of debt discount	5,425	-
Total other expenses	134,350	2,250

Net loss	$(738,682)	$(2,250)

Basic and diluted loss per common share	$(.03)	$(.00)

Weighted average common shares outstanding-basic and diluted	27,978,345	26,905,969

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

(Formerly The Greater Cannabis Company, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2017 and 2016 (Unaudited and Unreviewed)

	(Unaudited and Unreviewed) September 30, 2017	(Unaudited) September 30, 2016

Revenue:
Sales	$136	$-

Cost of sales	66	-

Gross profit	70	-

Operating Expenses:
Officer compensation (including stock-based compensation of $500,000 and $ 0, respectively)	-	-
Director Compensation (including stock-based compensation of $2,500 and $0, respectively)	12,500	-

Consulting fees (including stock-based compensation of $25,000 and $0, respectively)	-	-
Other selling, general and administrative expenses	30,476	-
Total operating expenses	42,976	-

Loss from operations	(42,906)	-

Other expenses:
Expense from derivative liability	-	-
Interest expense	750	750
Amortization of debt discount	-	-
Total other expenses	750	750

Net loss	$(43,656)	$(750)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average common shares outstanding-basic and diluted	27,978,345	26,905,969

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

(Formerly The Greater Cannabis Company, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2017 and 2016 (Unaudited and Unreviewed)

	(Unaudited) June 30, 2017	(Unaudited) June 30, 2016
OPERATING ACTIVITIES
Net (loss)	$(738,682)	$(2,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	527,500	-
Expense from derivative liability	166,041	-
Amortization of debt discount	5,425	-

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	44,904	-
Accrued interest	2,529	2,250
Net cash provided in operating activities	7,717	-

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from note payable to related party	4,557	-
Payments on note payable to related party	(38,640)	-
Proceeds from loans payable to related parties	2,595	-
Proceeds from notes payable to third parties	24,764	-

Net cash used by financing activities	(6,724)	-

NET INCREASE (DECREASE) IN CASH	993	-

CASH BALANCE, BEGINNING OF PERIOD	-	-

CASH BALANCE, END OF PERIOD	$993	$-

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash Financing Activity:
Proceeds of note payable at escrow agent pending release to the Company	$25,895	$-
Issuance of common stock to reduce notes payable, other	$375	$-

The accompanying notes are an integral part of these statements

THE GREATER CANNABIS COMPANY, INC.

(Formerly The Greater Cannabis Company, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period ended September 30, 2017 (Unaudited and Unreviewed)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Greater Cannabis Company, Inc. was formed in March 2014 as a limited liability company under the name, The Greater Cannabis Company, LLC. The Company remained a wholly owned subsidiary of Sylios Corp until March 2017. The Company’s business plan is to concentrate on cannabis related investment and development opportunities through its online retail store, direct equity investments, joint ventures, licensing agreements or acquisitions.

The Company’s business model is divided into four operating segments through the Company’s three wholly owned subsidiaries; Bud Bank, Inc., GCC Superstore, LLC and GCC Investment Holdings, LLC:

1. E-commerce- Through the Company’s wholly owned subsidiary, GCC Superstore, LLC, the Company has established an online store whose merchandise includes pipes, vaporizers, grinders, hemp related products, CBD (Cannabidiol) related products and additional products focusing on the cannabis industry. The online store, GCC Superstore, was opened in June 2017 and can be found at www.gccsuperstore.com. At present, the GCC Superstore carries in excess of 1000 products from 20 suppliers and over 50 brands. The online store operates under a “drop-ship” model which affords it the benefit of less capital expenditure on inventory.

2. Advertising- With the development of the GCC Superstore, the Company will place directed advertising throughout the online store. Advertising will originate through Google AdSense or direct-advertising sales by the Company. The company will also use social media outlets such as Facebook, Twitter and Instagram in an effort to attract customers with product specific advertisements or posts.

3. Licensing- The Company is actively seeking licensing opportunities in the cannabis sector, for intellectual property, products and dispensary means. At present, the Company does not have any active licensing agreements. On July 31, 2014, the Company entered into a Licensing Agreement with Artemis Dispensing Technologies for the development and resell of an automated dispensing product. Under the collaboration and license agreement, Artemis was to be responsible for the development of a high end automated dispensing product. Upon launch and sales of the product, Artemis was to be responsible for the installation, training and customer support for the hardware and software. The Company was to be responsible for direct sales, addition of key distributors and sublicensing of specific territories within the U.S. The initial term of the Agreement expired December 31, 2016 and in the opinion of management the Agreement is no longer in effect. Please see NOTE C- ARTEMIS LICENSING AGREEMENT for further information.

4. Direct Investments- The Company may, at its election, directly invest in private entities within the cannabis sector either through stock purchase agreements, debentures, joint ventures or a hybrid of each through its wholly owned subsidiary GCC Investment Holdings, LLC. The Company’s planned investments will focus on those entities whose near-term goals are to maximum shareholder value through the filing of an initial public offering or a corporate event that takes the entity from private to public.

On July 31, 2014, the Company entered into a Licensing Agreement with Artemis Dispensing Technologies (“Artemis”) for the development and resell of an automated dispensing product. Under the collaboration and license agreement, Artemis was to be responsible for the development of a high end automated dispensing product. Upon launch and sales of the product, Artemis was to be responsible for the installation, training and customer support for the hardware and software. The Company was to be responsible for direct sales, addition of key distributors and sublicensing of specific territories within the U.S. Under the terms of the agreement, the Company was to pay to Artemis a licensing fee in the total amount of $500,000.00 broken into tranches and based on development parameters. Artemis was to receive a percentage of transaction fees generated on a monthly basis per unit. The Company was to receive revenue generated directly from sales either though its website or sales staff, a royalty from

THE GREATER CANNABIS COMPANY, INC.

(Formerly The Greater Cannabis Company, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period ended September 30, 2017 (Unaudited and Unreviewed)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

sales generated through third party vendors/distributors or a percentage of any sub-licenses sold. In addition, the Company was to have the first right of refusal to purchase a license for the use of the same technology in other countries. The initial term of the Agreement expired December 31, 2016 and in the opinion of management the Agreement is no longer in effect. Please see NOTE C- ARTEMIS LICENSING AGREEMENT for additional information.

On December 16, 2016, Sylios Corp’s Board of Directors voted to file a Notice of Conversion for its wholly owned subsidiary, The Greater Cannabis Company, LLC. The Notice was filed with the State of Florida Division of Corporations on January 13, 2017 to convert The Greater Cannabis Company, LLC from a limited liability company to a Florida for-profit corporation. The company name, The Greater Cannabis Company, LLC, was changed to The Greater Cannabis Company, Inc. Included within the filing, The Greater Cannabis Company, Inc. filed its Articles of Incorporation and authorized 500 million shares of Common stock and 10 million shares of Preferred stock.

On January 9, 2017, the Company’s Board of Directors voted to file Articles of Organization to form a new entity, GCC Superstore, LLC. The Articles of Organization were filed with the State of Florida on January 13, 2017 with a requested effective date of January 9, 2017.

In January 18, 2017, Sylios Corp filed a corporate action with the Financial Industry Regulatory Authority (“FINRA”) to effect a partial spin-off of its wholly owned subsidiary, The Greater Cannabis Company, Inc, through a stock dividend. Please see NOTE A- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Spin-off) for further information.

On February 22, 2017, the Company and Sylios Corp. entered into a Anti-Dilution Agreement whereby at any time after the date of the Agreement, if the Company shall issue or propose to issue any additional shares of the Company’s common stock, or warrants, options (excluding any options granted to employees of the Company in accordance with any employee plans, now or hereinafter in effect) or other rights or instruments of any kind convertible into or exercisable or exchangeable for shares of Common Stock, Sylios Corp. shall have the right to subscribe for and to purchase at the same price per share that number of Additional Securities necessary to maintain a Fully-Diluted Ownership Percentage or 19.99% of the Company’s issued and outstanding Common Stock.

On March 7, 2017, Sylios Corp received notification from the Financial Industry Regulatory Authority (“FINRA”) that they had received the necessary documentation to process the corporate action requested by Sylios Corp and its transfer agent, Pacific Stock Transfer. The Company’s Payment Date was set at March 10, 2017 and the distribution(s) were made consistent with such approval.

On March 10, 2017, the Company entered into a Board of Directors Service Agreement with Jimmy Wayne Anderson to define the Directors duties and compensation for serving on the Company’s Board of Directors. Under the terms of the Agreement, the Director is to receive compensation in the amount of Ten Thousand and no/100 dollars ($10,000.00) and 10,000 shares of the Company’s common stock payable on the last calendar day of each quarter as long as Director continues to fulfill his duties and provides the services required.

On March 21, 2017, the Company entered into a Collateral Agreement with Sylios Corp (“Borrower”) and SLMI Energy Holdings, LLC (“Lender”) whereby the Company is released from any guaranty of the debt between Borrower and Lender. Lender has agreed to release the UCC lien on the Company effective upon execution of the Agreement.

On April 21, 2017, the Company entered into a definitive Asset Acquisition Agreement (the “Agreement”) with Sylios Corp (“Sylios”), whereby the Company acquired Sylios’ wholly owned subsidiary Bud Bank, LLC (“Bud Bank”). Under the Agreement, the Company is obligated to pay Sylios a royalty of 10% of net sales proceeds

THE GREATER CANNABIS COMPANY, INC.

(Formerly The Greater Cannabis Company, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period ended September 30, 2017 (Unaudited and Unreviewed)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

generated by Bud Bank through its operations up to a total of $50,000 and thereafter for perpetuity pay a royalty of 3% of net sales proceeds generated by Bud Bank through its operations. The transaction closed on June 20, 2017.

In June 2017, we launched our online store, GCC Superstore, with limited merchandise such as pipes, vaporizers, CDB, hemp and cannabis related products.

On June 19, 2017, a Notice of Conversion was filed for Bud Bank, LLC to effectively convert Bud Bank, LLC from a limited liability company to a Florida for-profit corporation. The company name, Bud Bank, LLC, was changed to Bud Bank, Inc. Included within the filing, Bud Bank, Inc. filed its Articles of Incorporation and authorized 250 million shares of Common stock and 5 million shares of Preferred stock.

On July 17, 2017, the Company entered into a Convertible Promissory Note and Warrant and Subscription Agreement with Xeraflop Technologies, Inc. (“Xeraflop”). Under the terms of the Agreement, the Company is to invest a total of One Hundred Thousand and NO/100 Dollars ($100,000) upon a successful going public event. The Note accrues interest at 12% annually and matures on June 30, 2018. At the Company’s election, the principal and interest can be converted into Series 2 common shares of Xeraflop with written notice. The Company is also granted the right to purchase 20% warrant coverage based on the Company’s principal investment with a strike price equivelant to the equity round financing. The Company’s investment in Xeraflop is dependent on the Company obtaining an effective Registration Statement and successful 15C211 filing prior to the Closing of the financing round by Xeraflop. In the event neither of these events occur, the Company will not be able to participate in this round of financing with Xeraflop. The Xeraflop financing round closed prior to the Company receiving notification of its trading status, therefore the Company was not able to participate in this round of financing.

On July 17, 2017, the Company entered into an Advisory Agreement with MCAP, LLC (“MCAP”), whereby MCAP will act as the Company’s advisor in connection with quoting the Company’s securities on OTCQB or OTCQX, Under the terms of the Agreement, the advisor’s services will include rendering advice to the Company with respect to eligibility for becoming quoted on the OTCQB/OTCQX and educating, advising and assisting the Company in complying with its ongoing OTCQB/OTCQX disclosure obligations under current federal and state securities laws. The Company is to compensate MCAP a total of $15,000 with the first payment of $5,000 to be made upon execution of the Advisory Agreement, the second payment of $5,000 to be made on or before August 2, 2017 and the final payment of $5,000 to be made upon the Company’s acceptance on OTCQB/OTCQX. The Company made the initial payment of $5,000 on July 18, 2017. The Company has not made the second or third payments due to MCAP, but the Agreement entered into between the parties is still in effect.

On July 20, 2017, the Company’s Board of Directors voted to file Articles of Organization to form a new Florida limited liability company, GCC Investment Holdings, LLC. The Articles of Organization were filed with the State of Florida on July 20, 2017. The new entity is a wholly owned subsidiary of The Greater Cannabis Company, Inc. and will serve as the Company’s subsidiary to enter into direct cannabis related investments.

Spin-Off

Effective March 10, 2017, in connection with a partial spin-off of the Company from Sylios Corp, the Company issued a total of 26,905,969 shares of its common stock. 5,378,476 shares were issued to Sylios Corp (representing 19.9% of the issued and outstanding shares of Company common stock after the spin-off) and 21,527,493 shares were issued to the stockholders of record of Sylios Corp on February 3, 2017 on the basis of one share of Company common stock for each 500 shares of Sylios Corp common stock held (representing 80.1% of the issued and outstanding shares of Company common stock after the spin-off).

THE GREATER CANNABIS COMPANY, INC.

(Formerly The Greater Cannabis Company, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period ended September 30, 2017 (Unaudited and Unreviewed)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of The Greater Cannabis Company, Inc., and all of its wholly owned subsidiaries, Bud Bank, Inc., GCC Superstore, LLC and GCC Investment Holdings, LLC. On March 10, 2017, the Company was spun-off from its former parent company, Sylios Corp, in a stock dividend. Please see NOTE A- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Spin-off) for further information). All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, the Company’s consolidated financial position as of December 31, 2016, and the results of its operations for the nine months ended September 30, 2017 and 2016 and cash flows for the nine months and three months ended September 30, 2017 and 2016. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2017.

Cash and Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the period ended September 30, 2017, the Company had no cash equivalents.

Marketable Equity Securities

Marketable equity securities are stated at lower of cost or market value with unrealized gains and losses included in operations. The Company has classified its marketable equity securities as trading securities.

Income Taxes

In accordance with Accounting Standards Codification (ASC) 740 - Income Taxes, the provision for income taxes is computed using the asset and liability method. The asset and liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2017, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

THE GREATER CANNABIS COMPANY, INC.

(Formerly The Greater Cannabis Company, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period ended September 30, 2017 (Unaudited and Unreviewed)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Enacted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. As amended by the FASB in July 2015, the standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of ASU 2014-09 on our future financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the balance sheet. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The Company is currently evaluating the impact of these amendments on its financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). The Company is currently evaluating the impact of these amendments on its financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify the following two aspects of Topic 606: 1) identifying performance obligations, and 2) the licensing implementation guidance. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). The Company is currently evaluating the impact of these amendments on its financial statements.

THE GREATER CANNABIS COMPANY, INC.

(Formerly The Greater Cannabis Company, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period ended September 30, 2017 (Unaudited and Unreviewed)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk consists primarily of trade accounts receivable from a variety of local, national and international oil and natural gas companies. Such credit risk is considered by management to be limited due to the financial resources of those oil and natural gas companies.

Financial Instruments and Fair Value of Financial Instruments

We adopted ASC Topic 820, Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC Topic 820 establishes a common definition for fair value to be applied to existing US GAAP that requires the use of fair value measurements that establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC Topic 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. We had no financial assets or liabilities carried and measured on a recurring or nonrecurring basis during the reporting periods.

Derivative Liabilities

We evaluate stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity.

The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially

THE GREATER CANNABIS COMPANY, INC.

(Formerly The Greater Cannabis Company, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period ended September 30, 2017 (Unaudited and Unreviewed)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Long-lived Assets

Long-lived assets such as property and equipment and intangible assets are periodically reviewed for impairment. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Website Development Costs

Website development costs are expensed as incurred. For the nine months ended September 30, 2017 and 2016, website development expense was $4,551 and $0, respectively. For the three months ended September 30, 2017 and 2016, website development expense was $390 and $0, respectively.

Deferred Financing Costs

Deferred financing costs represent costs incurred in the connection with obtaining debt financing. These costs are amortized ratably and charged to financing expenses over the term of the related debt.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of our common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete.

Although situations may arise in which counter performance may be required over a period of time, the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist if the instruments are fully vested on the date of agreement, we determine such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to expense over the contract period. When it is appropriate for us to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values.

Stock-Based Compensation

We account for share-based awards to employees in accordance with ASC 718 “Stock Compensation”. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line

THE GREATER CANNABIS COMPANY, INC.

(Formerly The Greater Cannabis Company, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period ended September 30, 2017 (Unaudited and Unreviewed)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

attribute method. Share-based awards to non-employees are accounted for in accordance with ASC 505-50 “Equity”, wherein such awards are expensed over the period in which the related services are rendered.

Related Parties

A party is considered to be related to us if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with us. Related parties also include our principal owners, our management, members of the immediate families of our principal owners and our management and other parties with which we may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties, or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests, is also a related party.

Revenue Recognition

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery has occurred.

Advertising Costs

Advertising costs are expensed as incurred. For the periods presented, we had no advertising costs.

Loss per Share

We compute net loss per share in accordance with FASB ASC 260. The ASC specifies the computation, presentation and disclosure requirements for loss per share for entities with publicly held common stock.

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation.

NOTE B - GOING CONCERN

Under ASC 205-40, we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date that the financial statements are issued. As required by this standard, our evaluation shall initially not take into consideration the potential mitigating effects of our plans that have not been fully implemented as of the date the financial statements are issued.

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: for the period ended September 30, 2017, we had a cumulative net loss of $847,470. For the nine months ended September 30, 2017, we provided $7,717 cash from operating activities. As of September 30, 2017, we had $993 in cash available to fund operations. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements (which debt service approximates $180,000 through August 7, 2018).

THE GREATER CANNABIS COMPANY, INC.

(Formerly The Greater Cannabis Company, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period ended September 30, 2017 (Unaudited and Unreviewed)

NOTE B - GOING CONCERN (continued)

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources that may include establishing corporate partnerships, establishing licensing revenue agreements, issuing additional convertible debentures and issuing public or private equity securities, including selling common stock through an at-the-market facility (ATM).

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through August 7, 2018.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

NOTE C - ARTEMIS LICENSING AGREEMENT

Under the terms of the Agreement, the Company was to pay Artemis a licensing fee of $500,000 payable as follows: (1) $100,000 upon execution of the Agreement (which was paid to Artemis in August 2014), (2) $100,000 in 60 days, (3) $100,000 upon Artemis’ delivery of a functioning prototype, and (4) $200,000 after delivery of the prototype. Due to a lack of funds, the Company failed to pay the $100,000 due within 60 days of the July 31, 2014 Agreement date. Artemis failed to deliver any prototype of the dispensing product to the Company. The initial term of the Agreement expired December 31, 2016 and in the opinion of management the Agreement is no longer in effect.

On December 31, 2016 (expiration date of the initial term of the Agreement), the Company reduced the carrying value of the Artemis Licensing Agreement capitalized costs from $100,000 to $0 and recognized an expense provision for nonrecoverability of Artemis License Agreement costs of $100,000.

NOTE D - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	September 30, 2017	December 31, 2016
Due to Chief Executive Officer	$2,397	$1,477
Due to two subsidiaries of Sylios Corp	1,958	284
Total	$4,355	$1,761

The loans are non-interest bearing and are due on demand.

THE GREATER CANNABIS COMPANY, INC.

(Formerly The Greater Cannabis Company, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period ended September 30, 2017 (Unaudited and Unreviewed)

NOTE E - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	September 30, 2017	December 31, 2016
Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018-less unamortized debt discount of $13,750 at September 30, 2017 (ii)	-	-
Convertible Promissory Note dated May 25, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due May 25, 2018-less unamortized debt discount of $49,575 at September 30, 2017 (i)	5,425	-
Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	375	-
Total	$5,800	$-

(i) On May 25, 2017, the Company executed a Convertible Note (the “Convertible Note”) payable to Emet Capital Partners, LLC, (“EMET”) in the principal amount of $55,000. The Promissory Note was partially funded on June 5, 2017 in the amount of $11,000, on June 15, 2017 in the amount of $7,390, on June 27, 2017 in the amount of $5,715, on July 18, 2017 in the amount of $10,430, on July 31, 2017 in the amount of $5,465 and on August 10, 2017 in the amount of $10,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (May 25, 2018) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of (i) $0.25 (the “Fixed Conversion Price”); or (ii) 50% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. As part of the transaction, EMET was also issued a warrant granting the holder the right to purchase 440,000 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. As part of the Convertible Note, the Company executed a Registration Rights Agreement (the “RRA”) dated May 25, 2017. Among other things, the RRA provides for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Convertible Note and the warrant and to have declared effective such Registration Statement. In the event that the Company doesn’t meet the registration requirements provided for in the RRA, the Company is obligated to pay EMET certain payments for such failures. Upon the SEC declaring effective such Registration Statement, the Escrow Agent is to release to the Company the remaining $25,895 held in escrow under the terms of the related agreement.

The EMET Convertible Note has a principal amount of $55,000 of which EMET is required to advance to the Company the sum of $50,000. The difference of $5,000 from the principal amount is the Original Issuer Discount (“OID”) from the principal amount of the Note. Please see NOTE G – DERIVATIVE LIABILITY for further information.

(ii) On September 14, 2017, the Company executed a Convertible Note (the “Convertible Note”) payable to Emet Capital Partners, LLC, (“EMET”) in the principal amount of $13,750. The Promissory Note was fully funded on September 15, 2017. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (September 14, 2018) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of (i) $0.25 (the “Fixed Conversion Price”); or (ii) 50% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. As part of the transaction, EMET was also issued a

THE GREATER CANNABIS COMPANY, INC.

(Formerly The Greater Cannabis Company, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period ended September 30, 2017 (Unaudited and Unreviewed)

NOTE E - NOTES PAYABLE TO THIRD PARTIES (continued)

warrant granting the holder the right to purchase 110,000 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years.

The EMET Convertible Note has a principal amount of $13,750 of which EMET is required to advance to the Company the sum of $12,500. The difference of $1,250 from the principal amount is the Original Issuer Discount (“OID”) from the principal amount of the Note. Please see NOTE G – DERIVATIVE LIABILITY for further information.

NOTE F - NOTES PAYABLE TO RELATED PARTY

Notes payable to related party consist of:

	September 30, 2017	December 31, 2016
Promissory Note dated August 12, 2014 payable to Sylios Corp, interest at 3%	$61,360	$100,000
Promissory Note dated March 31, 2017 payable to Sylios Corp, interest at 3%, due September 30, 2017	4,557	-
Total	$65,917	$100,000

NOTE G - DERIVATIVE LIABILITY

The derivative liability at September 30, 2017 consisted of:

	September 30, 2017	December 31, 2016
Convertible Promissory Note dated May 25, 2017 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	$77,396	$100,000
Warrants issued to EMET in connection with the above Convertible Promissory Note. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	99,000	-
Convertible Promissory Note dated September 14, 2017 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	6,464	-
Warrants issued to EMET in connection with the above Convertible Promissory Note. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	9,696	-
Total derivative liability	$192,556	$100,000

The Convertible Promissory Notes (the “Note”) and the warrants contain obligations to reduce the conversion price of the Note and the exercise price of the Warrants in the event that the Company sells, grants or issues any non-excluded shares, options, warrants or any convertible instrument at a price below the conversion price of the Note and the exercise price of the Warrants (“ratchet-down” provisions). The Note also contains a variable conversion feature based on the future trading price of the Company’s common stock. Therefore, the number of shares of common stock issuable upon conversion of the Note and exercise of the Warrants is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion and exercise features as a derivative liability at the May 25,

THE GREATER CANNABIS COMPANY, INC.

(Formerly The Greater Cannabis Company, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period ended September 30, 2017 (Unaudited and Unreviewed)

NOTE G - DERIVATIVE LIABILITY (continued)

2017 issuance date ($78,760 and 99,308, respectively) and charged $50,000 to debt discount and $128,068 to other expense.

The fair value of the derivative liability was measured at May 25, 2017 and September 30, 2017 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Note at September 30, 2017 were (1) stock price of $0.25 per share, (2) exercise price of $0.125 per share, (3) term of 11 months, (4) expected volatility of 161%, and (5) risk free interest rate of 1.22%. Assumptions used for the calculation of the derivative liability of the warrants at September 30, 2017 were (1) stock price of $0.25 per share, (2) exercise price of $0.50 per share, (3) term of 5 years, (4) expected volatility of 161%, and (5) risk free interest rate of 1.89%.

NOTE H - ISSUANCES OF COMMON STOCK AND WARRANTS

Common Stock

Effective March 10, 2017, in connection with a partial spin-off of the Company from Sylios Corp, the Company issued a total of 26,905,969 shares of its common stock. 5,378,476 shares were issued to Sylios Corp (representing 19.9% of the issued and outstanding shares of Company common stock after the spin-off) and 21,527,493 shares were issued to the stockholders of record of Sylios Corp on February 3, 2017 on the basis of one share of Company common stock for each 500 shares of Sylios Corp common stock held (representing 80.1% of the issued and outstanding shares of Company common stock after the spin-off).

Prior to the spin-off, the Company was a wholly owned subsidiary of Sylios Corp. The accompanying financial statements retroactively reflect the spin-off transaction.

Effective March 22, 2017, the Company issued 100,000 shares of its common stock to a consulting firm entity for service rendered. The $25,000 estimated fair value of the 100,000 shares has been expensed as consulting fees in the three months ended March 31, 2017.

Effective March 31, 2017, the Company issued 2,000,000 shares of its common stock to our Chief Executive Officer, Wayne Anderson, for services rendered. The $500,000 estimated fair value of the 2,000,000 shares has been expensed as officer compensation in the three months ended March 31, 2017.

Effective September 15, 2017, the Company issued 375,000 shares of its common stock to retire a Note Payable to a Third Party. The $375 estimated fair value of the 375,000 shares has been expensed as shares issued to reduce notes payable.

Warrants

On May 25, 2017, the Company issued Emet Capital Partners, LLC a warrant granting the holder the right to purchase 440,000 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. If at any time after the Initial Exercise Date, there is no effective registration statement registering the Warrant Shares, or no current prospectus available for the resale of the Warrant Shares by the Holder, then this Warrant may also be exercised at the Holder’s election, in whole or in part, at such time by means of a “cashless exercise”. The Holder of the warrant did not require that the Company register the common shares to be issued under the warrant within this Registration Statement. (Please see NOTE E - NOTES PAYABLE TO RELATED PARTIES for further information).

On September 14, 2017, the Company issued Emet Capital Partners, LLC a warrant granting the holder the right to purchase 110,000 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. If at any time after the

THE GREATER CANNABIS COMPANY, INC.

(Formerly The Greater Cannabis Company, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period ended September 30, 2017 (Unaudited and Unreviewed)

NOTE H - ISSUANCES OF COMMON STOCK AND WARRANTS (continued)

Initial Exercise Date, there is no effective registration statement registering the Warrant Shares, or no current prospectus available for the resale of the Warrant Shares by the Holder, then this Warrant may also be exercised at the Holder’s election, in whole or in part, at such time by means of a “cashless exercise”. The Holder of the warrant did not require that the Company register the common shares to be issued under the warrant within this Registration Statement. (Please see NOTE E - NOTES PAYABLE TO RELATED PARTIES for further information).

NOTE I - INCOME TAXES

At September 30, 2017, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $108,788, expiring in the year 2036, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

The Company’s deferred taxes as of September 30, 2017 and December 31, 2016 consist of the following:

	September 30, 2017	December 30, 2016
Non-Current deferred tax asset:	-
Net operating loss carry-forwards	$66,152	$38,076
Valuation allowance	(66,152)	(38,076)
Net non-current deferred tax asset	$-	$-

NOTE J - COMMITMENTS AND CONTINGENCIES

Directors Service Agreement

On March 10, 2017, the Company executed a Board of Directors Service Agreement with Wayne Anderson. Under the terms of the Agreement, commencing April 1, 2017 the Company is to pay Mr. Anderson $10,000 per quarter for which Mr. Anderson serves on the Board of Directors. In addition to cash compensation, the Company is to issue Mr. Anderson 10,000 shares of its common stock for each quarter served. For the nine months ended September 30, 2017, the Company expensed $25,000 (including $5,000 stock based) under the Agreement, which is included in “Accounts Payable and Accrued Expenses” in the Consolidated Balance Sheet at September 30, 2017.

Occupancy

For the period ended September 30, 2017 and continuing, the Company has used office space provided by its former parent company, Sylios Corp, at no cost to the Company

NOTE K - SUBSEQUENT EVENTS

None.

The following exhibits are filed as part of this report:

No.	Description
3.1	Articles of Organization (previously filed with Form S-1 on June 20, 2017)
3.2	Notice of Conversion (previously filed with Form S-1 on June 20, 2017)
3.3	Articles of Incorporation (previously filed with Form S-1 on June 20, 2017)
3.4	Bylaws (previously filed with Form S-1 on June 20, 2017)
3.5	The Greater Cannabis Company, LLC Reinstatement State of Florida dated January 12, 2017 (previously filed with Form S-1 on June 20, 2017)
3.6	Articles of Organization GCC Investment Holdings, LLC dated July 20, 2017 (previously filed on Amendment No. 2 to Form S-1 on August 8, 2017)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on June 20, 2017)
5.1	Legal Opinion of John T. Root, Jr.
10.1	Anti-Dilution Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated as of February 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.2	Licensing Agreement with Artemis Technologies (previously filed with Form S-1 on June 20, 2017)
10.3	Valvasone Trust Consulting Agreement dated as of December 24, 2016 (previously filed with Form S-1 on June 20, 2017)
10.4	Asset Acquisition Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated April 21, 2017 (previously filed with Form S-1 on June 20, 2017)
10.5	Collateral Agreement with SLMI Energy Holdings, LLC and Sylios Corp dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.6	Resale Certificate (previously filed with Form S-1 on June 20, 2017)
10.7	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of August 12, 2014 (previously filed with Form S-1 on June 20, 2017)
10.8	Board of Directors Services Agreement with Jimmy Wayne Anderson dated as of March 10, 2017 (previously filed with Form S-1 on June 20, 2017)
10.9	Promissory Note between The Greater Cannabis Company, Inc. and Expert Witness Locators dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.10	Promissory Note between The Greater Cannabis Company, Inc. and John T. Root, Jr. dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.11	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of March 31, 2017 (previously filed with Form S-1 on June 20, 2017)
10.12	Registration Rights Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.13	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.14	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.15	Escrow Agreement among The Greater Cannabis Company, Inc., Emet Capital Partners, LLC and Grushko & Mittman, P.C., as escrow agent, dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.16	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.17	Advisory Agreement between The Greater Cannabis Company, Inc. and MCAP, LLC dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.18	Convertible Promissory Note and Warrant Coverage between The Greater Cannabis Company, Inc. and Xeraflop Technologies, Inc. dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.19	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.20	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.21	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September14, 2017 (previously filed on Form 8-K on September 19, 2017)
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on June 20, 2017)
21.1	Articles of Organization GCC Superstore, LLC (previously filed with Form S-1 on June 20, 2017)
23.1	Consent of John T. Root, Jr. (Please see Exhibit 5.1 Legal Opinion of John T. Root, Jr.) (previously filed with Amendment No. 3 to Form S-1 on August 25, 2017)
23.2	Consent of Michael T. Studer, CPA
Graphic	Corporate logo- GCC (previously filed with Form S-1 on June 20, 2017)
Graphic	Corporate logo GCC Superstore (previously filed with Form S-1 on June 20, 2017)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

+ Filed hereby with this Registration Statement.

++ To be filed by subsequent amendment.

XBRL Exhibits will be filed by subsequent amendment.

18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Signatures	Title	Date

/s/ Jimmy Wayne Anderson	President (Principal Executive Officer), Acting Chief Financial Officer	November 20, 2017
(Principal Accounting Officer) and Chairman of the Board of Directors

19