Form 10-Q/A
period 2017-09-30
Greater Cannabis Company, Inc.
filed 2018-02-26
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 29,380,969 shares of common stock as of February 23, 2018.

EXPLANATORY NOTE

The Greater Cannabis Company, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to amend its quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2017 originally filed with the U.S. Securities and Exchange Commission (“SEC”) on November 20, 2017 (the “Original Filing”).

As now discussed in Note K to the consolidated financial statements in the Amendment, the Company has restated its consolidated financial statements at September 30, 2017 and for the three and nine months then ended in order to correct certain errors recorded for the three months ended September 30, 2017 relating to convertible notes payable to third parties and derivative liability.

As a result of the revisions in Part I, Item 1 (Financial Statements), Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) has been revised to incorporate the revisions made in Part I, Item 1 as stated in the previous paragraph.

This Amendment speaks as of the Original Filing and does not reflect any events that may have occurred subsequent to the Original Filing date. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amendment and are included as exhibits hereto.

Cautionary Note Regarding Forward Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue, “and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

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

THE GREATER CANNABIS COMPANY, INC.

SEPTEMBER 30, 2017

FORM 10-Q/A

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited) (Restated)
ASSETS
CURRENT ASSETS
Cash	$993	$-
Total current assets	993	-

OTHER ASSETS
Artemis License Agreement costs (net of allowance for nonrecoverability of costs of $100,000, $100,000, and $ 0, respectively)	-	-

Total assets	$993	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$44,903	$-
Accrued interest	9,556	7,027
Loans payable to related parties	4,355	1,761
Notes payable to third parties	20,245	-
Notes payable to related party	65,917	100,000
Derivative liability	214,852	-
Total current liabilities and total liabilities	359,828	108,788

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 10,000,000 shares authorized, $.001 par value, as of September 30, 2017 and December 31, 2016, there are no shares outstanding	-	-
Common stock; 500,000,000 shares authorized, $.001 par value, as of September 30, 2017 and December 31, 2016, there are 29,380,969 and 26,905,969 shares outstanding, respectively	29,381	26,906
Additional paid-in capital	495,994	(26,906)
Accumulated deficit	(884,210)	(108,788)

Total stockholders’ (deficiency)	(358,835)	(108,788)
Total liabilities and stockholders’ (deficiency)	$993	$-

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	September 30, 2017	September 30, 2016
	(Unaudited) (Restated)	(Unaudited)
Revenue:
Sales	$209	$-

Cost of sales	109	-

Gross profit	100	-

Operating Expenses:
Officer compensation (including stock-based compensation of $500,000 and $ 0, respectively)	500,000	-
Director Compensation (including stock-based compensation of $5,000 and $0, respectively)	25,000	-

Consulting fees (including stock-based compensation of $25,000 and $0, respectively)	42,500	-
Other	33,271	-
Total operating expenses	600,771	-

Loss from operations	(600,671)	-

Other expenses:
Expense from derivative liability	152,352	-
Interest expense	2,529	2,250
Amortization of debt discounts	19,870	-
Total other expenses	174,751	2,250

Net loss	$(775,422)	$(2,250)

Basic and diluted loss per common share	$(.03)	$(.00)

Weighted average common shares outstanding-basic and diluted	27,978,345	26,905,969

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2017 and 2016 (Unaudited)

	September 30, 2017	September 30, 2016
	(Unaudited) (Restated)	(Unaudited)
Revenue:
Sales	$136	$-

Cost of sales	66	-

Gross profit	70	-

Operating Expenses:
Officer compensation	-	-
Director Compensation (including stock-based compensation of $2,500 and $0, respectively)	12,500	-

Consulting fees	17,500	-
Other	9,315	-
Total operating expenses	39,315	-

Loss from operations	(39,245)	-

Other expenses:
Expense from derivative liability	25,956	-
Interest expense	750	750
Amortization of debt discounts	14,445	-
Total other expenses	41,151	750

Net loss	$(80,396)	$(750)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average common shares outstanding-basic and diluted	27,978,345	26,905,969

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	September 30, 2017	September 30, 2016
	(Unaudited) (Restated)	(Unaudited)
OPERATING ACTIVITIES
Net (loss)	$(775,422)	$(2,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	530,000	-
Expense from derivative liability	152,352	-
Amortization of debt discounts	19,870	-

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	39,903	-
Accrued interest	2,529	2,250
Net cash used in operating activities	(30,768)	-

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from note payable to related party	4,557	-
Payments on note payable to related party	(38,640)	-
Proceeds from loans payable to related parties	2,594	-
Proceeds from notes payable to third parties	63,250	-

Net cash provided by financing activities	31,761	-

NET INCREASE (DECREASE) IN CASH	993	-

CASH BALANCE, BEGINNING OF PERIOD	-	-

CASH BALANCE, END OF PERIOD	$993	$-

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash Financing Activity:
Issuance of common stock in settlement of note payable to third party	$375	$-

The accompanying notes are an integral part of these statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2017 and 2016 (Unaudited)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Greater Cannabis Company, Inc. (the “Company”) was formed in March 2014 as a limited liability company under the name, The Greater Cannabis Company, LLC. The Company remained a wholly owned subsidiary of Sylios Corp (“Sylios”) until March 2017. The Company’s business plan is to concentrate on cannabis related investment and development opportunities through its online retail store, direct equity investments, joint ventures, licensing agreements or acquisitions.

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

4. Direct Investments- The Company may, at its election, directly invest in private entities within the cannabis sector either through stock purchase agreements, debentures, joint ventures or a hybrid of each through its wholly owned subsidiary GCC Investment Holdings, LLC. The Company’s planned investments will focus on those entities whose near-term goals are to maximize shareholder value through the filing of an initial public offering or a corporate event that takes the entity from private to public.

On July 31, 2014, the Company entered into a Licensing Agreement with Artemis Dispensing Technologies (“Artemis”) for the development and resell of an automated dispensing product. Under the collaboration and license agreement, Artemis was to be responsible for the development of a high end automated dispensing product. Upon launch and sales of the product, Artemis was to be responsible for the installation, training and customer support for the hardware and software. The Company was to be responsible for direct sales, addition of key distributors and sublicensing of specific territories within the U.S. Under the terms of the agreement, the Company was to pay to Artemis a licensing fee in the total amount of $500,000 broken into tranches and based on development parameters. Artemis was to receive a percentage of transaction fees generated on a monthly basis per unit. The Company was to receive revenue generated directly from sales either though its website or sales staff, a royalty from sales generated through third party vendors/distributors or a percentage of any sub-licenses sold. In addition, the Company was to have the first right of refusal to purchase a license for the use of the same technology in other countries. The initial term of the Agreement expired December 31, 2016 and in the opinion of management the Agreement is no longer in effect. Please see NOTE C- ARTEMIS LICENSING AGREEMENT for additional information.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2017 and 2016 (Unaudited)

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

On January 18, 2017, Sylios Corp filed a corporate action with the Financial Industry Regulatory Authority (“FINRA”) to effect a partial spin-off of its wholly owned subsidiary, The Greater Cannabis Company, Inc, through a stock dividend. Please see NOTE A- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Spin-off) for further information.

On February 22, 2017, the Company and Sylios Corp. entered into a Anti-Dilution Agreement whereby at any time after the date of the Agreement, if the Company shall issue or propose to issue any additional shares of the Company’s common stock, or warrants, options (excluding any options granted to employees of the Company in accordance with any employee plans, now or hereinafter in effect) or other rights or instruments of any kind convertible into or exercisable or exchangeable for shares of Common Stock, Sylios Corp. shall have the right to subscribe for and to purchase at the same price per share that number of Additional Securities necessary to maintain a Fully-Diluted Ownership Percentage of 19.99% of the Company’s issued and outstanding Common Stock.

On March 7, 2017, Sylios Corp received notification from the Financial Industry Regulatory Authority (“FINRA”) that they had received the necessary documentation to process the corporate action requested by Sylios Corp and its transfer agent, Pacific Stock Transfer. The Company’s Payment Date was set at March 10, 2017 and the distribution(s) were made consistent with such approval.

On March 10, 2017, the Company entered into a Board of Directors Service Agreement with Jimmy Wayne Anderson to define the Director’s duties and compensation for serving on the Company’s Board of Directors. Under the terms of the Agreement, the Director is to receive compensation in the amount of Ten Thousand dollars ($10,000) and 10,000 shares of the Company’s common stock payable on the last calendar day of each quarter as long as Director continues to fulfill his duties and provides the services required.

On March 21, 2017, the Company entered into a Collateral Agreement with Sylios Corp (“Borrower”) and SLMI Energy Holdings, LLC (“Lender”) whereby the Company was released from any guaranty of the debt between Borrower and Lender.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2017 and 2016 (Unaudited)

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

On July 17, 2017, the Company entered into a Convertible Promissory Note and Warrant and Subscription Agreement with Xeraflop Technologies, Inc. (“Xeraflop”). Under the terms of the Agreement, the Company was to invest a total of One Hundred Thousand Dollars ($100,000) upon a successful going public event. The Note was to accrue interest at 12% annually and mature on June 30, 2018. At the Company’s election, the principal and interest could be converted into Series 2 common shares of Xeraflop with written notice. The Company was also granted the right to purchase 20% warrant coverage based on the Company’s principal investment with a strike price equivelant to the equity round financing. The Company’s investment in Xeraflop was dependent on the Company obtaining an effective Registration Statement and successful 15C211 filing prior to the Closing of the financing round by Xeraflop. In the event neither of these events occurred, the Company was not to be able to participate in this round of financing with Xeraflop. The Xeraflop financing round closed prior to the Company receiving notification of its trading status. Therefore, the Company was not able to participate in this round of financing.

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

Spin-Off

Effective March 10, 2017, in connection with a partial spin-off of the Company from Sylios Corp, the Company issued a total of 26,905,969 shares of its common stock. 5,378,476 shares were issued to Sylios Corp (representing 19.99% of the issued and outstanding shares of Company common stock after the spin-off) and 21,527,493 shares were issued to the stockholders of record of Sylios Corp on February 3, 2017 on the basis of one share of Company common stock for each 500 shares of Sylios Corp common stock held (representing 80.01% of the issued and outstanding shares of Company common stock after the spin-off).

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2017 and 2016 (Unaudited)

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

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, the Company’s consolidated financial position as of September 30, 2017, and the results of its operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2017.

Cash and Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no cash equivalents.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2017 and 2016 (Unaudited)

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. Except for derivative liabilities, we had no financial assets or liabilities carried and measured on a recurring or nonrecurring basis during the reporting periods.

Derivative Liabilities

We evaluate stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity.

The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2017 and 2016 (Unaudited)

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

Although situations may arise in which counter performance may be required over a period of time, the equity award granted to the party performing the service may be fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist if the instruments are fully vested on the date of agreement, we determine such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to expense over the contract period. When it is appropriate for us to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values.

Stock-Based Compensation

We account for share-based awards to employees in accordance with ASC 718 “Stock Compensation”. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. Share-based awards to non-employees are accounted for in accordance with ASC 505-50 “Equity Based Payments to Non-Employees”, wherein such awards are expensed over the period in which the related services are rendered.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2017 and 2016 (Unaudited)

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2017 and 2016 (Unaudited)

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses for the period ended September 30, 2017; we had a cumulative net loss of $884,210. For the nine months ended September 30, 2017, we used $30,768 cash from operating activities. As of September 30, 2017, we had $993 in cash available to fund operations. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements (which debt service approximates $180,000 through November 20, 2018).

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2017 and 2016 (Unaudited)

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

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through November 20, 2018.

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

NOTE C - ARTEMIS LICENSING AGREEMENT

Under the terms of the Agreement (Please see Note A under Nature of Operations for further information), the Company was to pay Artemis a licensing fee of $500,000 payable as follows: (1) $100,000 upon execution of the Agreement (which was paid to Artemis in August 2014), (2) $100,000 in 60 days, (3) $100,000 upon Artemis’ delivery of a functioning prototype, and (4) $200,000 after delivery of the prototype. Due to a lack of funds, the Company failed to pay the $100,000 due within 60 days of the July 31, 2014 Agreement date. Artemis failed to deliver any prototype of the dispensing product to the Company. The initial term of the Agreement expired December 31, 2016 and in the opinion of management the Agreement is no longer in effect.

On December 31, 2016 (expiration date of the initial term of the Agreement), the Company reduced the carrying value of the Artemis Licensing Agreement capitalized costs from $100,000 to $0 and recognized an expense provision for nonrecoverability of Artemis License Agreement costs of $100,000.

NOTE D - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	September 30, 2017	December 31, 2016
Due to Chief Executive Officer	$1,640	$1,477
Due to Sylios Corp and two subsidiaries of Sylios Corp	2,715	284
Total	$4,355	$1,761

The loans are non-interest bearing and are due on demand.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2017 and 2016 (Unaudited)

NOTE E - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	September 30, 2017	December 31, 2016
Convertible Promissory Note dated May 25, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due May 25, 2018-less unamortized debt discount of $35,712 at September 30, 2017 (i)	19,288	-
Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018-less unamortized debt discount of $13,168 at September 30, 2017 (ii)	582	-
Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	375	-
Total	$20,245	$-

(i) On May 25, 2017, the Company executed a Convertible Note (the “Convertible Note”) payable to Emet Capital Partners, LLC, (“EMET”) in the principal amount of $55,000 in exchange for $50,000 cash. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (May 25, 2018) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of (i) $0.25 (the “Fixed Conversion Price”); or (ii) 50% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. As part of the transaction, EMET was also issued a warrant granting the holder the right to purchase up to 440,000 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. As part of the Convertible Note, the Company executed a Registration Rights Agreement (the “RRA”) dated May 25, 2017. Among other things, the RRA provided for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Convertible Note and the warrant and to have declared effective such Registration Statement. The Registration Statement was declared effective by the Securities and Exchange Commission on August 31, 2017. Please see NOTE G - DERIVATIVE LIABILITY for further information.

(ii) On September 14, 2017, the Company executed a Convertible Note (the “Convertible Note”) payable to Emet Capital Partners, LLC, (“EMET”) in the principal amount of $13,750 in exchange for $12,500 cash. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (September 14, 2018) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of (i) $0.25 (the “Fixed Conversion Price”); or (ii) 50% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. As part of the transaction, EMET was also issued a warrant granting the holder the right to purchase up to 110,000 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. Please see NOTE G - DERIVATIVE LIABILITY for further information.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2017 and 2016 (Unaudited)

NOTE F - NOTES PAYABLE TO RELATED PARTY

Notes payable to related party consist of:

	September 30, 2017	December 31, 2016
Promissory Note dated August 12, 2014 payable to Sylios Corp, interest at 3%	$61,360	$100,000
Promissory Note dated March 31, 2017 payable to Sylios Corp, interest at 3%, due September 30, 2017	4,557	-
Total	$65,917	$100,000

NOTE G - DERIVATIVE LIABILITY

The derivative liability at September 30, 2017 consisted of:

September 30, 2017
Convertible Promissory Note dated May 25, 2017 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	$72,688
Warrants issued to EMET in connection with the above Convertible Promissory Note dated May 25, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	97,856
Convertible Promissory Note dated September 14, 2017 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	19,514
Warrants issued to EMET in connection with the above Convertible Promissory Note dated September 14, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	24,794
Total derivative liability	$214,852

The Convertible Promissory Notes (the “Note”) and the warrants contain obligations to reduce the conversion price of the Note and the exercise price of the Warrants in the event that the Company sells, grants or issues any non-excluded shares, options, warrants or any convertible instrument at a price below the conversion price of the Note and the exercise price of the Warrants (“ratchet-down” provisions). The Notes also contain a variable conversion feature based on the future trading price of the Company’s common stock. Therefore, the number of shares of common stock issuable upon conversion of the Notes and exercise of the Warrants is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion and exercise features as a derivative liability at the respective issuance dates (total of $222,585 for the nine months ended September 30, 2017) and charged a total of $62,500 to debt discounts and a total of $160,085 to other expense.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2017 and 2016 (Unaudited)

NOTE G - DERIVATIVE LIABILITY (continued)

The fair value of the derivative liability was measured at the respective issuance dates and at September 30, 2017 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at September 30, 2017 were (1) stock price of $0.25 per share, (2) exercise price of $0.125 per share, (3) terms ranging from 8 months to 1 year, (4) expected volatility of 161%, and (5) risk free interest rates ranging from 1.20% to 1.31%. Assumptions used for the calculation of the derivative liability of the warrants at September 30, 2017 were (1) stock price of $0.25 per share, (2) exercise price of $0.50 per share, (3) terms ranging from 56 months to 5 years, (4) expected volatility of 161%, and (5) risk free interest rate of 1.92%.

NOTE H - ISSUANCES OF COMMON STOCK AND WARRANTS

Common Stock

Effective March 10, 2017, in connection with a partial spin-off of the Company from Sylios Corp, the Company issued a total of 26,905,969 shares of its common stock. 5,378,476 shares were issued to Sylios Corp (representing 19.99% of the issued and outstanding shares of Company common stock after the spin-off) and 21,527,493 shares were issued to the stockholders of record of Sylios Corp on February 3, 2017 on the basis of one share of Company common stock for each 500 shares of Sylios Corp common stock held (representing 80.01% of the issued and outstanding shares of Company common stock after the spin-off).

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

Effective September 15, 2017, the Company issued 375,000 shares of its common stock in settlement of a $375 Note Payable to a Third Party.

Warrants

On May 25, 2017, the Company issued Emet Capital Partners, LLC a warrant granting the holder the right to purchase 440,000 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. If at any time after the Initial Exercise Date, there is no effective registration statement registering the Warrant Shares, or no current prospectus available for the resale of the Warrant Shares by the Holder, then this Warrant may also be exercised at the Holder’s election, in whole or in part, at such time by means of a “cashless exercise”. The Holder of the warrant did not require that the Company register the common shares to be issued under the warrant in the Registration Statement declared effective on August 31, 2017. (Please see NOTE E - NOTES PAYABLE TO THIRD PARTIES for further information).

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2017 and 2016 (Unaudited)

NOTE H - ISSUANCES OF COMMON STOCK AND WARRANTS (continued)

On September 14, 2017, the Company issued Emet Capital Partners, LLC a warrant granting the holder the right to purchase 110,000 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. If at any time after the Initial Exercise Date, there is no effective registration statement registering the Warrant Shares, or no current prospectus available for the resale of the Warrant Shares by the Holder, then this Warrant may also be exercised at the Holder’s election, in whole or in part, at such time by means of a “cashless exercise”. The Holder of the warrant has not requested that the Company register the common shares to be issued under the warrant. (Please see NOTE E - NOTES PAYABLE TO THIRD PARTIES for further information).

NOTE I - INCOME TAXES

At September 30, 2017, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $181,988, expiring in the year 2037, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

The Company’s deferred taxes as of September 30, 2017 and December 31, 2016 consist of the following:

	September 30, 2017	December 30, 2016
Non-Current deferred tax asset:	-
Net operating loss carry-forwards	$63,696	$38,076
Valuation allowance	(63,696)	(38,076)
Net non-current deferred tax asset	$-	$-

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

Occupancy

From March 14, 2014 (inception) to September 30, 2017 and continuing, the Company has used office space provided by its former parent company, Sylios Corp, at no cost to the Company.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2017 and 2016 (Unaudited)

NOTE K - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated the Consolidated Financial Statements at September 30, 2017 and for the three and nine months then ended (which were previously included in the Company’s 10Q filed with the Securities and Exchange Commission on November 20, 2017) in order to correct certain errors recorded in the three months ended September 30, 2017 relating to convertible notes payable to third parties and derivative liability.

The effect of the restatement adjustments on the Consolidated Balance Sheet at September 30, 2017 follows:

	As Previously Reported	Restatement Adjustments	As Restated

Total assets	$993	$-	$993

Notes payable to third parties	$5,800	$14,445	$20,245
Derivative liability	192,556	22,296	214,852
Other liabilities	124,732	(1)	124,731
Total liabilities	323,088	36,740	359,828

Common stock	29,381	-	29,381
Additional paid-in capital	495,994	-	495,994
Accumulated deficit	(847,470)	(36,740)	(884,210)

Total stockholders’ (deficiency)	(322,095)	(36,740)	(358,835)
Total liabilities and stockholders’ (deficiency)	$993	$-	$993

The effect of the restatement adjustments on the Consolidated Statement of Operations for the nine months ended September 30, 2017 follows:

	As Previously Reported	Restatement Adjustments	As Restated

Sales	$209	$-	$209
Cost of Sales	109	-	109
Gross profit	100	-	100
Total operating expenses	604,432	(3,661)	600,771
Loss from operations	(604,332)	3,661	(600,671)

Expense from derivative liability	126,396	25,956	152,352
Interest expense	2,529	-	2,529
Amortization of debt discounts	5,425	14,445	19,870
Total other expenses	134,350	40,401	174,751
Net loss	$(738,682)	$(36,740)	$(775,422)

Basic and diluted loss per common share	$(.03)	$(.00)	$(.03)

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2017 and 2016 (Unaudited)

NOTE K - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

The effect of the restatement adjustments on the Consolidated Statement of Operations for the three months ended September 30, 2017 follows:

	As Previously Reported	Restatement Adjustments	As Restated

Sales	$136	$-	$136
Cost of Sales	66	-	66
Gross profit	70	-	70
Total operating expenses	42,976	(3,661)	(39,315)
Loss from operations	(42,906)	3,661	(139,245)

Expense from derivative liability	-	25,956	25,956
Interest expense	750	-	750
Amortization of debt discounts	-	14,445	14,445
Total other expenses	750	40,401	41,151
Net loss	$(43,656)	$(36,740)	$(80,396)

Basic and diluted loss per common share	$(.00)	$(.00)	$(.00)

The effect of the restatement adjustments on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 follows:

	As Previously Reported	Restatement Adjustments	As Restated

Net loss	$(738,682)	$(36,740)	$(775,422)
Stock-based compensation	527,500	2,500	530,000
Expense from derivative liability	166,041	(13,689)	152,352
Amortization of debt expense	5,425	14,445	19,870
Increase in accounts payable and accrued interest	44,904	(5,001)	39,903
Increase in accrued interest	2,529	-	2,529
Net cash provided by (used in) operating activities	7,717	(38,485)	(30,768)

Proceeds from note payable to related party	4,557	-	4,557
Payments on notes payable to related party	(38,640)	-	(38,640)
Proceeds from loans payable to related parties	2,595	(1)	2,594
Proceeds from notes payable to third parties	24,764	38,486	63,250
Net cash provided by (used in) financing activities	(6,724)	38,485	31,761
Net increase in cash	$993	$-	$993

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Bussiness

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

Cost of sales was $109 for the nine months ended September 30, 2017 and $0 for the nine months ended September 30, 2016. Our operating expenses in the nine months ended September 30, 2017 amounted to $600,771 as compared to $0 for the nine months ended September 30, 2016.

Our net loss in the nine months ended September 30, 2017, was $775,422 as compared to the net loss of $2,250 during the nine months ended September 30, 2016.

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

Liquidity and Capital Resources

We had $993 cash on hand at September 30, 2017, compared to $0 at September 30, 2016.

At September 30, 2017, we had $69,125 in principal amount of outstanding convertible notes.

The proceeds from loans, convertible debentures as well as cash on hand is being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the nine months ended September 30, 2017 and 2016.

	30-Sep-17	30-Sep-16
Net cash used in operating activities	$(30,768)	$-
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	31,761	-
Net increase(decrease) of cash	993	-

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Controls

During the quarter ended September 30, 2017, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were 375,000 shares of the Company’s common stock issued during the fiscal quarter ended September 30, 2017 in settlement of a $375 Note Payable to a Third Party.

Other than as disclosed above, there were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q/A.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

No.	Description
3.1	Articles of Organization (previously filed with Form S-1 on June 20, 2017)
3.2	Notice of Conversion (previously filed with Form S-1 on June 20, 2017)
3.3	Articles of Incorporation (previously filed with Form S-1 on June 20, 2017)
3.4	Bylaws (previously filed with Form S-1 on June 20, 2017)
3.5	The Greater Cannabis Company, LLC Reinstatement State of Florida dated January 12, 2017 (previously filed with Form S-1 on June 20, 2017)
3.6	Articles of Organization GCC Investment Holdings, LLC dated July 20, 2017 (previously filed on Amendment No. 2 to Form S-1 on August 8, 2017)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on June 20, 2017)
5.1	Legal Opinion of John T. Root, Jr.
10.1	Anti-Dilution Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated as of February 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.2	Licensing Agreement with Artemis Technologies (previously filed with Form S-1 on June 20, 2017)
10.3	Valvasone Trust Consulting Agreement dated as of December 24, 2016 (previously filed with Form S-1 on June 20, 2017)
10.4	Asset Acquisition Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated April 21, 2017 (previously filed with Form S-1 on June 20, 2017)
10.5	Collateral Agreement with SLMI Energy Holdings, LLC and Sylios Corp dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.6	Resale Certificate (previously filed with Form S-1 on June 20, 2017)
10.7	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of August 12, 2014 (previously filed with Form S-1 on June 20, 2017)
10.8	Board of Directors Services Agreement with Jimmy Wayne Anderson dated as of March 10, 2017 (previously filed with Form S-1 on June 20, 2017)
10.9	Promissory Note between The Greater Cannabis Company, Inc. and Expert Witness Locators dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.10	Promissory Note between The Greater Cannabis Company, Inc. and John T. Root, Jr. dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.11	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of March 31, 2017 (previously filed with Form S-1 on June 20, 2017)
10.12	Registration Rights Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.13	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.14	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.15	Escrow Agreement among The Greater Cannabis Company, Inc., Emet Capital Partners, LLC and Grushko & Mittman, P.C., as escrow agent, dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.16	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.17	Advisory Agreement between The Greater Cannabis Company, Inc. and MCAP, LLC dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.18	Convertible Promissory Note and Warrant Coverage between The Greater Cannabis Company, Inc. and Xeraflop Technologies, Inc. dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.19	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.20	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.21	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September14, 2017 (previously filed on Form 8-K on September 19, 2017)
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on June 20, 2017)
21.1	Articles of Organization GCC Superstore, LLC (previously filed with Form S-1 on June 20, 2017)
23.1	Consent of John T. Root, Jr. (Please see Exhibit 5.1 Legal Opinion of John T. Root, Jr.) (previously filed with Amendment No. 3 to Form S-1 on August 25, 2017)
23.2	Consent of Michael T. Studer, CPA
Graphic	Corporate logo- GCC (previously filed with Form S-1 on June 20, 2017)
Graphic	Corporate logo GCC Superstore (previously filed with Form S-1 on June 20, 2017)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

+ Filed hereby with this Registration Statement.

++ To be filed by subsequent amendment.

XBRL Exhibits will be filed by subsequent amendment.

ITEM 7. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Signatures	Title	Date

/s/ Jimmy Wayne Anderson	President (Principal Executive Officer), Acting Chief Financial Officer	February 26, 2018
(Principal Accounting Officer) and Chairman of the Board of Directors

