Form 10-K
period 2017-12-31
Greater Cannabis Company, Inc.
filed 2018-04-17
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

The audit of the consolidated financial statements contained in this Form 10-K for the annual period ended December 31, 2017 have not yet been completed by our independent registered public accounting firm. As soon as such review is completed, we will file an amended Form 10-K.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 29,380,969 shares of common stock as of April 17, 2018.

Cautionary Note Regarding Forward Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue, “ and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

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

As used in this annual report, “Greater Cannabis,” the “Company,” “we,” “us,” or “our” refer to The Greater Cannabis Company, Inc., unless otherwise indicated.

THE GREATER CANNABIS COMPANY, INC.

Annual Report on Form 10-K for the

Fiscal Year Ended December 31, 2017

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K, as well as the risk factors included in this Form 10-K.

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

OUR CURRENT BUSINESS

The Company’s business segments are divided into four operating segments:

1. E-commerce- Through the Company’s wholly owned subsidiary, GCC Superstore, LLC, the Company has established an online store whose merchandise includes pipes, vaporizers, grinders, hemp related products, CBD (Cannabidiol) related products and additional products focusing on the cannabis industry. The online store, GCC Superstore, was opened in June 2017 and can be found at www.gccsuperstore.com. At present, the GCC Superstore carries in excess of 1000 products from 20 suppliers and over 50 brands. The online store operates under a “drop-ship” model which affords it the benefit of less capital expenditure on inventory. Please see NOTE K - SUBSEQUENT EVENTS for further information.

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

4. Direct Investments- The Company may, at its election, directly invest in private entities within the cannabis sector either through stock purchase agreements, debentures, joint ventures or a hybrid of each. The Company’s planned investments will focus on those entities whose near-term goals are to maximum shareholder value through the filing of an initial public offering or a corporate event that takes the entity from private to public. Investments will be made through the Company’s wholly owned subsidiary GCC Investment Holdings, LLC.

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

The GCC Superstore is accessible at the Company’s a website, www.GCCSuperstore.com. The Company is currently in the process of developing an app as a free mobile application which can be downloaded through the iOS APP Store or the Google Play Marketplace. The Company anticipates that the mobile app will be fully developed and ready for download during the second quarter of 2018. There is no guarantee that either marketplace will approve the downloading of the Company’s app due to the nature of our business.

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

During the year ended December 31, 2017, the Company’s revenue was negatively impacted due to the termination of its former merchant agreement through the Shopify platform. The Company’s former merchant vendor elected to terminate the agreement due to certain products that the GCC Superstore carried and sold. The Company has identified a new merchant vendor that will permit the GCC Superstore to carry certain products such as CBD and Kratom. Once fully implemented, sales transactions can be completed on the GCC Superstore.

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

Market Conditions

The cannabis industry continues to exceed other industries’ growth rates and retain the title of the “fastest-growing industry in the U.S.” as the Huffington Post reported in 2015.

Marijuana sales in North America reached $6.73 billion in 2016, reflecting 34% growth over 2015 ($5.04 billion), according to ArcView Market Research/BDS Analytics. The research firm projects sales to jump to $21.6 billion by 2021, representing a 26% compound annual growth rate (CAGR).

While the industry is growing rapidly, the cannabis industry faces four major obstacles that challenge its growth and profitability. First, the cultivation of cannabis is a very capital-intensive enterprise. Many cannabis entrepreneurs do not have access to the capital required to build the infrastructure required to meet growing demand and sales projections. Traditional sources of financing, such as banks, are not available currently to cannabis producers and retailers. Second, there is a significant shortage of knowledge related to virtually all areas of the cannabis business. When new states are added to the list of regulated cannabis markets, there will be a scarcity of experience and expertise to serve the needs of growers and retailers in these states. Third, the majority of states do not allow access to medical cannabis for its patients. This presents an obstacle to the medical cannabis industry and requires financial resources and dedicated advocacy to change regulations on the state level. Fourth, as explained below, marijuana is illegal under federal law.

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

As of January 23, 2018, 29 states and the District of Columbia allow its citizens to use medical marijuana. Voters in the states of Colorado, Washington, Alaska, Oregon, California, Maine, Nevada, Massachusetts and the District of Columbia have approved ballot measures to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use, cultivation and/or possession illegal on a national level. As discussed in the “Cole Memo” the former Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. Any change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

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

Our sole officer and director, Wayne Anderson, currently serves in the role as President and Chairman of two other publicly traded entites, Sylios Corp (a non-reporting publicly traded company “UNGS” on the OTC Pinksheets) and Global Technologies, Ltd (a non-reporting publicly traded company “GTLL” on the OTC Pinksheets). As such, Mr. Anderson may not be able to dedicate the required time to the Company.

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

We anticipate the need to raise approximately $1,000,000 in capital to fund our operations through December 31, 2018. We expect to use these cash proceeds, primarily to accelerate our user growth, implement consumer-facing features to boost engagement and sales, expand on our product base at our online store, enter into different cannabis related business portals and remain in full legal and accounting compliance with the SEC. We cannot guarantee that we will be able to raise these required funds or generate sufficient revenue to remain operational.

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

(iii)	the issuer of the equity security has been in continuous operation for more than three years and has net tangible assets of at least US $2,000,000.

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

We are authorized to issue up to 500,000,000 shares of common stock, of which 29,380,969 shares of common stock are issued and outstanding as of April 17, 2018. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

Equity Compensation Plans

Not applicable

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were 0 shares of the Company’s common stock issued during the fiscal quarter ended December 31, 2017. Please see NOTE H - ISSUANCES OF COMMON STOCK AND WARRANTS for further information.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the twelve months ended December 31, 2017, the Company generated $209 in annual revenue compared to $0 in 2016. During the year ended December 31, 2017, the Company’s revenue was negatively impacted due to the termination of its former merchant agreement through the Shopify platform. The Company’s former merchant vendor elected to terminate the agreement due to certain products that the GCC Superstore carried and sold. The Company has identified a new merchant vendor that will permit the GCC Superstore to carry certain products such as CBD and Kratom. Once fully implemented, sales transactions can be completed on the GCC Superstore.

Cost of sales was $109 for the twelve months ended December 31, 2017 and $0 for the twelve months ended December 31, 2016. Our operating expenses in the twelve months ended December 31, 2017 amounted to $646,220 as compared to $0 for the twelve months ended December 31, 2016.

Our net loss in the twelve months ended December 31, 2017, was $793,567 as compared to the net loss of $2,250 during the twelve months ended December 31, 2016.

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

Liquidity and Capital Resources

We had $993 cash on hand at December 31, 2017, compared to $0 at December 31, 2016.

At December 31, 2017, we had $68,750 in principal amount of outstanding convertible notes.

●	On May 25, 2017, we issued a Convertible Promissory Note in the amount of $55,000 to Emet Capital Partners, LLC for $50,000 funds received. The difference of $5,000 was an Original Issuer Discount.
●	On September 14, 2017, we issued a Convertible Promissory Note in the amount of $13,750 to Emet Capital Partners, LLC for $12,500 funds received. The difference of $1,250 was an Original Issuer Discount.

Please see NOTE E - NOTES PAYABLE TO THIRD PARTIES for further information.

The proceeds from loans, convertible debentures as well as cash on hand is being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the twelve months ended December 31, 2017and 2016.

	31-Dec-17	31-Dec-16
Net cash provided in operating activities	$4,670	$-
Net cash provided by (used in) investing activities	-	-
Net cash used by financing activities	(3,677)	-
Net increase(decrease) of cash	993	-

Trends

The factors that will most significantly affect our future operating results, liquidity and capital resources will be:

●	Government regulation of the marijuana industry;
●	Revision of Federal banking regulations for the marijuana industry; and
●	Legalization of the use of marijuana for medical or recreational use in other states.

Other than the foregoing, we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on:

●	revenues or expenses;
●	any material increase or decrease in liquidity; or
●	expected sources and uses of cash.

Critical Accounting Policies and Estimates

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management expects to make judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s President concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the twelve months ended December 31, 2017, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Management Changes

None.

Acquisitions

On April 21, 2017, the Company entered into a definitive Asset Acquisition Agreement (the “Agreement”) with Sylios Corp (“Sylios”), whereby the Company acquired Sylios’ wholly owned subsidiary Bud Bank, LLC (“Bud Bank”). Under the Agreement, the Company is obligated to pay Sylios a royalty of 10% of net sales proceeds generated by Bud Bank through its operations up to a total of $50,000 and thereafter for perpetuity pay a royalty of 3% of net sales proceeds generated by Bud Bank through its operations. The transaction closed on June 20, 2017. As of the date of this report, Bud Bank has not generated any sales.

Subsidiaries

The Company has three wholly owned subsidiaries: GCC Superstore, LLC, GCC Investment Holdings, LLC and Bud Bank, Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers as of December 31, 2017

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

Code of Ethics

We do currently have a Code of Ethics applicable to our principal executive, financial and accounting officers.

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

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our other executive officers during 2017.

					Non-Equity
				Stock	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)
Wayne Anderson, Principal Executive	2017	-	-	500,000	-	-	500,000
Officer(1)	2016	-	-	-	-	-	-
	2015	-	-	-	-	-	-

(1)	Mr. Anderson serves as the Company’s Principal Executive officer, Principal Financial officer and as Chairman of the Board of Directors.
(2)	Mr. Anderson’s principal address is 244 2nd Ave N, Suite 9, St. Petersburg, FL 33701.

Employment Contracts. We have no employment agreements with our Executive Officer(s).

Director Agreements. We have entered into a Board Services Agreement with our sole director, Wayne Anderson. Under the terms of the Agreement, commencing April 1, 2017 the Company is to pay Mr. Anderson $10,000 per quarter for which Mr. Anderson serves on the Board of Directors. In addition to cash compensation, the Company is to issue Mr. Anderson 10,000 shares of its common stock for each quarter served. Please see NOTE J - COMMITMENTS AND CONTINGENCIES for further information.

Compensation of Directors

The following table sets forth information concerning the compensation earned during 2017 by each individual who served as a non-employee director at any time during the fiscal year:

2017 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Wayne Anderson	-	-	-

(1)	On March 10, 2017, the Company executed a Board of Directors Service Agreement with Wayne Anderson. Under the terms of the Agreement, commencing April 1, 2017 the Company is to pay Mr. Anderson $10,000 per quarter for which Mr. Anderson serves on the Board of Directors. In addition to cash compensation, the Company is to issue Mr. Anderson 10,000 shares of its common stock for each quarter served. For the twelve months ended December 31, 2017, the Company expensed $37,500 (including $7,500 stock based) under the Agreement, which is included in “Accounts Payable and Accrued Expenses” in the Consolidated Balance Sheet at December 31, 2017.

Stock Options/SAR Grants. None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not entered into any transactions in which any of our directors, executive officers, or affiliates, including any member of an immediate family, had or are to have a direct or indirect material interest.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 30, 2018, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of March 30, 2018, there were 29,380,969 shares of our common stock outstanding.

The number of shares of common stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table below shows the number of shares beneficially owned as of March 30, 2018 by each of our individual directors and executive officers, by other holders of 5% or more of the outstanding stock and by all our current directors and executive officers as a group.

	Common Stock
	Beneficially	Percentage of
Name of Beneficial Owner (1)	Owned	Common Stock(3)
Wayne Anderson (2)(4)	2,019,023	6.20%
Alpco (5)	4,386,012	13.47%
National Financial Services, LLC (7)	2,581,683	7.93%
Scottrade, Inc. (6)	5,768,813	17.72%
Emet Capital Partners, LLC (8)(9)(10)	2,940,000	9.03%
Sylios Corp (11)(12)	5,378,476	16.52%

Officers and Directors as a Group (13)	7,397,499	22.72%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of March 30, 2018 are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any person. Percentages are based on a total of shares of common stock outstanding on March 30, 2018, and the shares issuable upon exercise of options, warrants exercisable, and debt convertible on or within 60 days of March 30, 2018.

(2) Two million shares were issued to Mr. Anderson for services rendered for the Company. The additional shares included within Mr. Anderson’s ownership include 19,016 shares received as per the stock dividend issued by Sylios Corp, two shares held by his daughter Kathleen Anderson, one share held by his daughter Lauren Anderson, two shares held by his son Matthew Anderson and two shares held by his daughter Sarah Anderson. All shares held by family members were received as per the stock dividend issued by Sylios Corp.

(3) The number of common shares outstanding used in computing the percentages is 32,555,969.

(4) The address for Mr. Anderson is 244 2nd Ave N., Suite 9, St. Petersburg, FL 33701.

(5) The address for Alpco is 39 Exchange Place, Salt Lake City, UT 84111.

(6) The address for Scottrade is 500/510 Maryville Center Dr, St. Louis, MO 63141.

(7) The address for National Financial Services, LLC is 200 Liberty St, 5th FL, One World Financial Center, New York, NY 10281.

(8) The address for Emet Capital Partners, LLC is 395 Pearsall Avenue, Unit D, Cedarhurst, NY 11516.

(9) The shares held by Emet Capital Partners, LLC include Two Million Five Hundred Thousand shares in reserve as per the terms of the May 25, 2017 Securities Purchase Agreement and Four Hundred Forty Thousand shares issuable under the May 25, 2017 warrant issued.

(10) The shares held by Emet Capital Partners, LLC include Five Hundred Thousand shares in reserve as per the terms of the September 14, 2017 Securities Purchase Agreement and One Hundred Ten Thousand shares issuable under the September 14, 2017 warrant issued.

(11) Sylios Corp is the former parent company of The Greater Cannabis Company. Mr. Anderson is the acting President of Sylios Corp and thus is responsible for the day to day decisions on business activity. The shares held by Sylios Corp are included within “Officers and Directors as a Group.”

(12) The address for Sylios Corp is 244 2nd Ave N., Suite 9, St. Petersburg, FL 33701.

(13) The shares included under “Officers and Directors as a Group” include those held by Mr. Anderson and those held by Sylios Corp.

THE GREATER CANNABIS COMPANY, INC.

December 31, 2017
FORM 10-K

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
CURRENT ASSETS
Cash	$993	$-
Cash at Escrow Agent	-	-
Total current assets	993	-

OTHER ASSETS
Artemis License Agreement costs (net of allowance for nonrecoverability of costs of $100,000, $100,000, and $ 0, respectively)	-	-

Total assets	$993	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$81,145	$-
Accrued interest	9,806	7,027
Loans payable to related parties	9,902	1,761
Notes payable to third parties	5,800	-
Notes payable to related party	65,917	100,000
Total current liabilities	172,570	108,788
Derivative liability	205,403	-
Total liabilities	377,973	108,788

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 10,000,000 shares authorized, $.001 par value, as of December 31, 2017 and 2016, there are no shares outstanding	-	-
Common stock; 500,000,000 shares authorized, $.001 par value, as of December 31, 2017 and 2016, there are 29,380,969 and 26,905,969 shares outstanding, respectively	29,381	26,906
Additional paid-in capital	495,994	(26,906)
Accumulated deficit	(902,355)	(108,788)

Total stockholders’ (deficiency)	(376,980)	(108,788)
Total liabilities and stockholders’ (deficiency)	$993	$-

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Twelve Months Ended December 31, 2017 and 2016

	December 31, 2017	December 31, 2016

Revenue:
Sales	$209	$-

Cost of sales	109	-

Gross profit	100	-

Operating Expenses:
Officer compensation (including stock-based compensation of $500,000 and $ 0, respectively)	500,000	-
Director Compensation (including stock-based compensation of $7,500 and $0, respectively)	37,500	-

Consulting fees (including stock-based compensation of $25,000 and $0, respectively)	52,500	-
Other selling, general and administrative expenses	56,220	-
Total operating expenses	646,220	-

Loss from operations	(646,120)	-

Other expenses:
Expense from derivative liability	139,243	-
Interest expense	2,779	2,250
Amortization of debt discount	5,425	-
Total other expenses	147,447	2,250

Net loss	$(793,567)	$(2,250)

Basic and diluted loss per common share	$(.03)	$(.00)

Weighted average common shares outstanding-basic and diluted	27,978,345	26,905,969

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY)

For the twelve months ended December 31, 2017

and for the years ended December 31, 2016 and 2015

	Common stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2014	26,905,969	$26,906	$(26,906)	$(2,582)	$(2,582)
Net (loss) for the year ended December 31, 2015				(3,206)	(3,206)
Balance at December 31, 2015	26,905,969	26,906	(26,906)	(5,788)	(5,788)
Net (loss) for the year ended December 31, 2016				(103,000)	(103,000)
Balance at December 31, 2016	26,905,969	26,906	(26,906)	(108,788)	(108,788)
Issuance of restricted common stock to Company chief executive Officer for services rendered	2,000,000	2,000	498,000	-	500,000
Issuance of restricted common stock to consultant for services rendered	100,000	100	24,900	-	25,000
Issuance of restricted common stock to retire note payable to a third party	375,000	375	-	-	375
Net (loss) for the twelve months ended December 31, 2017				(793,567)	(793,567)
Balance at December 31, 2017	29,380,969	$29,381	$495,994	$(902,355)	$(376,980)

The accompanying notes are an integral part of these statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Twelve Months Ended December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
OPERATING ACTIVITIES
Net (loss)	$(793,567)	$(2,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	530,000	-
Expense from derivative liability	178,888	-
Amortization of debt discount	5,425	-

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	81,145	-
Accrued interest	2,779	2,250
Net cash provided in operating activities	4,670	-

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from note payable to related party	4,557	-
Payments on note payable to related party	(38,640)	-
Proceeds from loans payable to related parties	5,642	-
Proceeds from notes payable to third parties	24,764	-

Net cash used by financing activities	(3,677)	-

NET INCREASE (DECREASE) IN CASH	993	-

CASH BALANCE, BEGINNING OF PERIOD	-	-

CASH BALANCE, END OF PERIOD	$993	$-

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash Financing Activity:
Proceeds of note payable at escrow agent pending release to the Company	$25,895	$-
Issuance of common stock to reduce notes payable, other	$375	$-

The accompanying notes are an integral part of these statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period ended December 31, 2017

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

The Company’s business model is divided into four operating segments through the Company’s three wholly owned subsidiaries; Bud Bank, Inc., GCC Superstore, LLC and GCC Investment Holdings, LLC:

1. E-commerce- Through the Company’s wholly owned subsidiary, GCC Superstore, LLC, the Company has established an online store whose merchandise includes pipes, vaporizers, grinders, hemp related products, CBD (Cannabidiol) related products and additional products focusing on the cannabis industry. The online store, GCC Superstore, was opened in June 2017 and can be found at www.gccsuperstore.com. At present, the GCC Superstore carries in excess of 1000 products from 20 suppliers and over 50 brands. The online store operates under a “drop-ship” model which affords it the benefit of less capital expenditure on inventory. Please see NOTE K - SUBSEQUENT EVENTS for further information.

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

4. Direct Investments- The Company may, at its election, directly invest in private entities within the cannabis sector either through stock purchase agreements, debentures, joint ventures or a hybrid of each through its wholly owned subsidiary GCC Investment Holdings, LLC. The Company’s planned investments will focus on those entities whose near-term goals are to maximum shareholder value through the filing of an initial public offering or a corporate event that takes the entity from private to public. Investments will be made through the Company’s wholly owned subsidiary GCC Investment Holdings, LLC.

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

For the period ended December 31, 2017

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

For the period ended December 31, 2017

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

For the period ended December 31, 2017

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

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, the Company’s consolidated financial position as of December 31, 2016, and the results of its operations for the twelve months ended December 31, 2017 and 2016 and cash flows for the three months ended December 31, 2017 and 2016. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2017.

Cash and Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the period ended December 31, 2017, the Company had no cash equivalents.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2017, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period ended December 31, 2017

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

For the period ended December 31, 2017

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

For the period ended December 31, 2017

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

Website Development Costs

Website development costs are expensed as incurred. For the twelve months ended December 31, 2017 and 2016, website development expense was $4,305 and $0, respectively. For the three months ended December 31, 2017 and 2016, website development expense was $390 and $0, respectively.

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

For the period ended December 31, 2017

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: for the period ended December 31, 2017, we had a cumulative net loss of $902,355. For the twelve months ended December 31, 2017, we provided $4,670 cash from operating activities. As of December 31, 2017, we had $993 in cash available to fund operations. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements (which debt service approximates $180,000 through November 20, 2018).

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period ended December 31, 2017

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

NOTE D - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	December 31, 2017	December 31, 2016
Due to Chief Executive Officer	$7,040	$1,477
Due to two subsidiaries of Sylios Corp	2,862	284
Total	$9,902	$1,761

The loans are non-interest bearing and are due on demand.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period ended December 31, 2017

NOTE E - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	December 31, 2017	December 31, 2016
Convertible Promissory Note dated May 25, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due May 25, 2018-less unamortized debt discount of $49,575 at December 31, 2017 (i)	-	-
Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018-less unamortized debt discount of $13,750 at December 31, 2017 (ii)	5,425	-
Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	375	-
Total	$5,800	$-

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period ended December 31, 2017

NOTE F - NOTES PAYABLE TO RELATED PARTY

Notes payable to related party consist of:

	December 31, 2017	December 31, 2016
Promissory Note dated August 12, 2014 payable to Sylios Corp, interest at 3%	$61,360	$100,000
Promissory Note dated March 31, 2017 payable to Sylios Corp, interest at 3%, due September 30, 2017	4,557	-
Total	$65,917	$100,000

NOTE G - DERIVATIVE LIABILITY

The derivative liability at December 31, 2017 consisted of:

	December 31, 2017	December 31, 2016
Convertible Promissory Note dated May 25, 2017 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	$65,868	$-
Warrants issued to EMET in connection with the above Convertible Promissory Note. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	96,580	-
Convertible Promissory Note dated September 14, 2017 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	18,381	-
Warrants issued to EMET in connection with the above Convertible Promissory Note. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	24,574	-
Total derivative liability	$205,403	$-

The Convertible Promissory Notes (the “Note”) and the warrants contain obligations to reduce the conversion price of the Note and the exercise price of the Warrants in the event that the Company sells, grants or issues any non-excluded shares, options, warrants or any convertible instrument at a price below the conversion price of the Note and the exercise price of the Warrants (“ratchet-down” provisions). The Notes also contain a variable conversion feature based on the future trading price of the Company’s common stock. Therefore, the number of shares of common stock issuable upon conversion of the Notes and exercise of the Warrants is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion and exercise features as a derivative liability at the respective issuance dates (total of $222,585 for the twelve months ended December 31, 2017) and charged a total of $62,500 to debt discounts and a total of $147,447 to other expense.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period ended December 31, 2017

NOTE G - DERIVATIVE LIABILITY (continued)

The fair value of the derivative liability was measured at the respective issuance dates and at December 31, 2017 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2017 were (1) stock price of $0.25 per share, (2) exercise price of $0.125 per share, (3) terms ranging from 5 months to 9 months, (4) expected volatility of 161%, and (5) risk free interest rates ranging from 1.39% to 1.65%. Assumptions used for the calculation of the derivative liability of the warrants at December 31, 2017 were (1) stock price of $0.25 per share, (2) exercise price of $0.50 per share, (3) terms ranging from 53 months to 57 months, (4) expected volatility of 161%, and (5) risk free interest rate of 2.11%.

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

For the period ended December 31, 2017

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

NOTE I - INCOME TAXES

At December 31, 2017, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $108,788, expiring in the year 2036, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

The Company’s deferred taxes as of December 31, 2017 and December 31, 2016 consist of the following:

	December 31, 2017	December 31, 2016
Non-Current deferred tax asset:	-
Net operating loss carry-forwards	$66,152	$38,076
Valuation allowance	(66,152)	(38,076)
Net non-current deferred tax asset	$-	$-

NOTE J - COMMITMENTS AND CONTINGENCIES

Directors Service Agreement

On March 10, 2017, the Company executed a Board of Directors Service Agreement with Wayne Anderson. Under the terms of the Agreement, commencing April 1, 2017 the Company is to pay Mr. Anderson $10,000 per quarter for which Mr. Anderson serves on the Board of Directors. In addition to cash compensation, the Company is to issue Mr. Anderson 10,000 shares of its common stock for each quarter served. For the twelve months ended December 31, 2017, the Company expensed $37,500 (including $7,500 stock based) under the Agreement, which is included in “Accounts Payable and Accrued Expenses” in the Consolidated Balance Sheet at December 31, 2017.

Occupancy

For the period ended December 31, 2017 and continuing, the Company has used office space provided by its former parent company, Sylios Corp, at no cost to the Company.

NOTE K - SUBSEQUENT EVENTS

On January 9, 2018, the Company and Emet Capital Partners, LLC (collectively, the “Parties”) entered into a Waiver Agreement pertaining to the Securities Purchase Agreements entered into between the Parties dated May 25, 2017 and September 14, 2017 along with a Convertible Note issued by the Company on each of the same dates (the “Notes”). Under the terms of the May 25, 2017 Note, the Company was to have a Going Public Event no later than August 27, 2017. As of the date of the Waiver, the Company has failed to be quoted on an exchange. Under the terms of the Waiver, the Company shall issue the Holder of the Notes a new Note (the “Waiver Note”) in the amount of Twenty Thousand and no/100 dollars ($20,000). Upon issuing the Waiver Note, the Holder shall waive the event of default solely as related to timely have a Going Public Event. The Company did not receive any funds for the issuance of the Waiver Note.

On March 28, 2018, the Company made an Allonge to Emet Capital Partners, LLC to the Note due on September 14, 2018 and issued by the Company on September 14, 2017. The Principal Amount as stated on the face of the Debenture shall be increased to $28,500.00 ($13,750.00 – original Principal Amount of the Debenture + $12,100.00 Allonge hereto the “New Principal”). The amendment to the Principal Amount due and owing on the Debenture described herein notwithstanding, Holder does not waive interest that may have accrued at a default rate of interest and liquidated damages, if any, that may have accrued on the Debenture through the date of this Allonge, which default interest and liquidated damages, if any, remain outstanding and payable. As part of the transaction, EMET was also issued a warrant granting the holder the right to purchase up to 98,600 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years.

In April 2018, the Company entered into negotiations with a third party to outsource the day to day operations of its ecommerce division inclusive of the GCC Superstore. No definitive terms have been reached, but both parties are working towards an Agreement. Under the proposed agreement, the GCC Superstore will be redesigned and product categories expanded. As such, the Company has elected to temporarily take the GCC Superstore offline while the cosmetic and backend work is being completed.

The following exhibits are filed as part of this report:

No.	Description
3.1	Articles of Organization (previously filed with Form S-1 on June 20, 2017)
3.2	Notice of Conversion (previously filed with Form S-1 on June 20, 2017)
3.3	Articles of Incorporation (previously filed with Form S-1 on June 20, 2017)
3.4	Bylaws (previously filed with Form S-1 on June 20, 2017)
3.5	The Greater Cannabis Company, LLC Reinstatement State of Florida dated January 12, 2017 (previously filed with Form S-1 on June 20, 2017)
3.6	Articles of Organization GCC Investment Holdings, LLC dated July 20, 2017 (previously filed on Amendment No. 2 to Form S-1 on August 8, 2017)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on June 20, 2017)
5.1	Legal Opinion of John T. Root, Jr.
10.1	Anti-Dilution Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated as of February 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.2	Licensing Agreement with Artemis Technologies (previously filed with Form S-1 on June 20, 2017)
10.3	Valvasone Trust Consulting Agreement dated as of December 24, 2016 (previously filed with Form S-1 on June 20, 2017)
10.4	Asset Acquisition Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated April 21, 2017 (previously filed with Form S-1 on June 20, 2017)
10.5	Collateral Agreement with SLMI Energy Holdings, LLC and Sylios Corp dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.6	Resale Certificate (previously filed with Form S-1 on June 20, 2017)
10.7	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of August 12, 2014 (previously filed with Form S-1 on June 20, 2017)
10.8	Board of Directors Services Agreement with Jimmy Wayne Anderson dated as of March 10, 2017 (previously filed with Form S-1 on June 20, 2017)
10.9	Promissory Note between The Greater Cannabis Company, Inc. and Expert Witness Locators dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.10	Promissory Note between The Greater Cannabis Company, Inc. and John T. Root, Jr. dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.11	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of March 31, 2017 (previously filed with Form S-1 on June 20, 2017)
10.12	Registration Rights Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.13	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.14	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.15	Escrow Agreement among The Greater Cannabis Company, Inc., Emet Capital Partners, LLC and Grushko & Mittman, P.C., as escrow agent, dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.16	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.17	Advisory Agreement between The Greater Cannabis Company, Inc. and MCAP, LLC dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.18	Convertible Promissory Note and Warrant Coverage between The Greater Cannabis Company, Inc. and Xeraflop Technologies, Inc. dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.19	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.20	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.21	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.22	Waiver between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of January 9, 2018 (previously filed on Form 8-K on April 2, 2018)
10.23	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of January 9, 2018 (previously filed on Form 8-K on April 2, 2018)
10.24	Allonge made by The Greater Cannabis Company, Inc. to Emet Capital Partners, LLC dated March 28, 2018
10.25	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of March 28, 2018
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on June 20, 2017)
21.1	Articles of Organization GCC Superstore, LLC (previously filed with Form S-1 on June 20, 2017)
23.1	Consent of John T. Root, Jr. (Please see Exhibit 5.1 Legal Opinion of John T. Root, Jr.) (previously filed with Amendment No. 3 to Form S-1 on August 25, 2017)
23.2	Consent of Michael T. Studer, CPA
Graphic	Corporate logo- GCC (previously filed with Form S-1 on June 20, 2017)
Graphic	Corporate logo GCC Superstore (previously filed with Form S-1 on June 20, 2017)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

++ To be filed by subsequent amendment.

XBRL Exhibits will be filed by subsequent amendment.

20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Signatures	Title	Date

/s/ Jimmy Wayne Anderson	President (Principal Executive Officer), Acting Chief Financial Officer	April 17, 2018
(Principal Accounting Officer) and Chairman of the Board of Directors

21