Form 10-K/A
period 2017-12-31
Greater Cannabis Company, Inc.
filed 2018-04-26
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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
Emerging growth company [X]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 29,380,969 shares of common stock as of April 17, 2018.

EXPLANATORY NOTE

The Greater Cannabis Company, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its annual report on Form 10-K for the fiscal year ended December 31, 2017 originally filed with the U.S. Securities and Exchange Commission (“SEC”) on April 17, 2018 (the “Original Filing”).

The Amendment includes a Report of Independent Registered Public Accounting Firm (whereas the Original Filing did not).

As discussed in Note L to the consolidated financial statements in the Amendment, the Company has restated its consolidated financial statements at December 31, 2017 and for the year then ended in order to correct certain errors recorded for the year ended December 31, 2017 relating to among other things, accounts payable and accrued expenses and convertible notes payable to third parties.

As a result of the revisions in Part II, Item 8 (Financial Statements), Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) has been revised to incorporate the revisions made in Part II, Item 8 as stated in the previous paragraph.

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

Cautionary Note Regarding Forward Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue, ” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

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

THE GREATER CANNABIS COMPANY, INC.

Annual Report on Form 10-K/A for the

Fiscal Year Ended December 31, 2017

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K/A, as well as the risk factors included in this Form 10-K/A.

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

Our sole officer and director, Wayne Anderson, currently serves in the role as President and Chairman of two other publicly traded entites; Sylios Corp (a non-reporting publicly traded company “UNGS” on the OTC Pinksheets) and Global Technologies, Ltd (a non-reporting publicly traded company “GTLL” on the OTC Pinksheets). As such, Mr. Anderson may not be able to dedicate the required time to the Company.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the year ended December 31, 2017, the Company generated $209 in annual revenue compared to $0 in 2016. During the year ended December 31, 2017, the Company’s revenue was negatively impacted due to the termination of its former merchant agreement through the Shopify platform. The Company’s former merchant vendor elected to terminate the agreement due to certain products that the GCC Superstore carried and sold. The Company has identified a new merchant vendor that will permit the GCC Superstore to carry certain products such as CBD and Kratom. Once fully implemented, sales transactions can be completed on the GCC Superstore.

Cost of sales was $109 for the year ended December 31, 2017 and $0 for the year ended December 31, 2016. Our operating expenses in the year ended December 31, 2017 amounted to $622,656 as compared to $100,000 for the year ended December 31, 2016.

Our net loss in the year ended December 31, 2017 was $807,209 as compared to the net loss of $103,000 during the year ended December 31, 2016.

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or our financial position. Amounts shown for costs and expenses reflect historical cost and do not necessarily represent replacement cost. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Liquidity and Capital Resources

We had $993 cash on hand at December 31, 2017, compared to $0 at December 31, 2016.

At December 31, 2017, we had $68,750 in principal amount of outstanding convertible notes.

●	On May 25, 2017, we issued a Convertible Promissory Note in the amount of $55,000 to Emet Capital Partners, LLC for $50,000 funds received. The difference of $5,000 was an Original Issuer Discount.
●	On September 14, 2017, we issued a Convertible Promissory Note in the amount of $13,750 to Emet Capital Partners, LLC for $12,500 funds received. The difference of $1,250 was an Original Issuer Discount.

Please see NOTE E - NOTES PAYABLE TO THIRD PARTIES for further information.

The proceeds from loans, convertible debentures as well as cash on hand is being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the twelve months ended December 31, 2017and 2016.

	31-Dec-17	31-Dec-16
Net cash used in operating activities	$(36,315)	$-
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	37,308	-
Net increase(decrease) of cash	993	-

Trends

The factors that will most significantly affect our future operating results, liquidity and capital resources will be:

●	Government regulation of the marijuana industry;
●	Revision of Federal banking regulations for the marijuana industry; and
●	Legalization of the use of marijuana for medical or recreational use in other states.

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

Compensation of Directors

The following table sets forth information concerning the compensation earned during 2017 by each individual who served as a non-employee director at any time during the fiscal year:

2017 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Wayne Anderson	30,000	7,500	37,500

(1)	On March 10, 2017, the Company executed a Board of Directors Service Agreement with Wayne Anderson. Under the terms of the Agreement, commencing April 1, 2017 the Company is to pay Mr. Anderson $10,000 per quarter for which Mr. Anderson serves on the Board of Directors. In addition to cash compensation, the Company is to issue Mr. Anderson 10,000 shares of its common stock for each quarter served. For the twelve months ended December 31, 2017, the Company expensed $37,500 (including $7,500 stock based) under the Agreement, which is included in “Accounts Payable and Accrued Expenses” in the Consolidated Balance Sheet at December 31, 2017.

Stock Options/SAR Grants. None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not entered into any transactions in which any of our directors, executive officers, or affiliates, including any member of an immediate family, had or are to have a direct or indirect material interest.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 24, 2018, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of April 24, 2018, there were 29,380,969 shares of our common stock outstanding.

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

The table below shows the number of shares beneficially owned as of April 24, 2018 by each of our individual directors and executive officers, by other holders of 5% or more of the outstanding stock and by all our current directors and executive officers as a group.

	Common Stock
	Beneficially	Percentage of
Name of Beneficial Owner (1)	Owned	Common Stock(3)
Wayne Anderson (2)(4)	2,019,023	6.87%
Alpco (5)	4,386,012	14.93%
National Financial Services, LLC (7)	2,581,683	8.79%
Scottrade, Inc. (6)	5,768,813	19.63%
Sylios Corp (8)(9)	5,378,476	18.31%

Officers and Directors as a Group (10)	7,397,499	25.18%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of April 24, 2018 are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any person. Percentages are based on a total of shares of common stock outstanding on April 24, 2018, and the shares issuable upon exercise of options, warrants exercisable, and debt convertible on or within 60 days of April 24, 2018.

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

(3) The number of common shares outstanding used in computing the percentages is 29,380,969.

(4) The address for Mr. Anderson is 244 2nd Ave N., Suite 9, St. Petersburg, FL 33701.

(5) The address for Alpco is 39 Exchange Place, Salt Lake City, UT 84111.

(6) The address for Scottrade is 500/510 Maryville Center Dr, St. Louis, MO 63141.

(7) The address for National Financial Services, LLC is 200 Liberty St, 5th FL, One World Financial Center, New York, NY 10281.

(8) Sylios Corp is the former parent company of The Greater Cannabis Company. Mr. Anderson is the acting President of Sylios Corp and thus is responsible for the day to day decisions on business activity. The shares held by Sylios Corp are included within “Officers and Directors as a Group.”

(9) The address for Sylios Corp is 244 2nd Ave N., Suite 9, St. Petersburg, FL 33701.

(10) The shares included under “Officers and Directors as a Group” include those held by Mr. Anderson and those held by Sylios Corp.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2017, we incurred approximately $15,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	2017	2016
Audit Fees	$15,000	$	Nil
Tax Fees	Nil		Nil
All Other Fees	Nil		Nil
Total	$15,000	$	Nil

THE GREATER CANNABIS COMPANY, INC.

December 31, 2017
FORM 10-K/A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Greater Cannabis Company, Inc.

Opinion on the Financial Statements

I have audited the accompanying consolidated balance sheets of The Greater Cannabis Company, Inc. (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In my opinion, the financial statements present fairly, in all material respects, the financial position of The Greater Cannabis Company, Inc. as of December 31, 2017 and 2016 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on the Company’s financial statements based on my audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audit in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audit I am required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion.

My audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe that my audit provides a reasonable basis for my opinion.

Going Concern Uncertainty

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Other Matter

As discussed in Note L to the consolidated financial statements, the Company restated its consolidated financial statements for the year ended December 31, 2017.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York

April 26, 2018

I have served as the Company’s auditor since 2017.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
	(Restated)
ASSETS
CURRENT ASSETS
Cash	$993	$-
Total current assets	993	-

OTHER ASSETS
Artemis License Agreement costs (net of allowance for nonrecoverability of costs of $100,000 and $100,000, respectively)	-	-

Total assets	$993	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$61,241	$-
Accrued interest	11,578	7,027
Loans payable to related parties	9,902	1,761
Notes payable to third parties	37,574	-
Notes payable to related party	65,917	100,000
Derivative liability	205,403	-
Total current liabilities and total liabilities	391,615	108,788

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 10,000,000 shares authorized, $.001 par value, as of December 31, 2017 and 2016, there are no shares outstanding	-	-
Common stock; 500,000,000 shares authorized, $.001 par value, as of December 31, 2017 and 2016, there are 29,380,969 and 26,905,969 shares outstanding, respectively	29,381	26,906
Additional paid-in capital	495,994	(26,906)
Accumulated deficit	(915,997)	(108,788)

Total stockholders’ (deficiency)	(390,622)	(108,788)
Total liabilities and stockholders’ (deficiency)	$993	$-

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
	(Restated)
Revenue:
Sales	$209	$-

Cost of sales	109	-

Gross profit	100	-

Operating Expenses:
Officer compensation (including stock-based compensation of $500,000 and $ 0, respectively)	500,000	-
Director Compensation (including stock-based compensation of $7,500 and $0, respectively)	37,500	-

Consulting fees (including stock-based compensation of $25,000 and $0, respectively)	42,500	-
Provision For nonrecovery of Artemis License Agreement costs	-	100,000
Other selling, general and administrative expenses	42,656	-
Total operating expenses	622,656	100,000

Loss from operations	(622,556)	(100,000)

Other expenses:
Expense from derivative liability	142,903	-
Interest expense	4,551	3,000
Amortization of debt discounts	37,199	-
Total other expenses	184,653	3,000

Net loss	$(807,209)	$(103,000)

Basic and diluted loss per common share	$(.03)	$(.00)

Weighted average common shares outstanding-basic and diluted	27,978,345	26,905,969

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY)

For the years ended December 31, 2017 and 2016

	Common stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2015	26,905,969	$26,906	$(26,906)	$(5,788)	$(5,788)
Net (loss) for the year ended December 31, 2016	-	-	-	(103,000)	(103,000)
Balance at December 31, 2016	26,905,969	26,906	(26,906)	(108,788)	(108,788)
Issuance of restricted common stock to Company chief executive Officer for services rendered	2,000,000	2,000	498,000	-	500,000
Issuance of restricted common stock to consultant for services rendered	100,000	100	24,900	-	25,000
Issuance of restricted common stock to retire note payable to a third party	375,000	375	-	-	375
Net (loss) for the year ended December 31, 2017 (restated)	-	-	-	(807,209)	(807,209)
Balance at December 31, 2017	29,380,969	$29,381	$495,994	$(915,997)	$(390,622)

The accompanying notes are an integral part of these statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
OPERATING ACTIVITIES	(Restated)
Net (loss)	$(807,209)	$(103,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	532,500	-
Expense from derivative liability	142,903	-
Amortization of debt discounts	37,199	-
Provision for nonrecoverability of Artemis License Agreement costs	-	100,000

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	53,741	-
Accrued interest	4,551	3,000
Net cash provided by (used in ) operating activities	(36,315)	-

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from note payable to related party	4,557	-
Payments on note payable to related party	(38,640)	-
Proceeds from loans payable to related parties	8,141	-
Proceeds from notes payable to third parties	63,250	-

Net cash provided by financing activities	37,308	-

NET INCREASE (DECREASE) IN CASH	993	-

CASH BALANCE, BEGINNING OF PERIOD	-	-

CASH BALANCE, END OF PERIOD	$993	$-
Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash Financing Activity:
Issuance of common stock in settlement of note payable to third party	$375	$-

The accompanying notes are an integral part of these statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On March 10, 2017, the Company entered into a Board of Directors Service Agreement with Jimmy Wayne Anderson to define the Director’s duties and compensation for serving on the Company’s Board of Directors. Under the terms of the Agreement, the Director is to receive compensation in the amount of Ten Thousand and no/100 dollars ($10,000) and 10,000 shares of the Company’s common stock payable on the last calendar day of each quarter as long as Director continues to fulfill his duties and provides the services required.

On March 21, 2017, the Company entered into a Collateral Agreement with Sylios Corp (“Borrower”) and SLMI Energy Holdings, LLC (“Lender”) whereby the Company is released from any guaranty of the debt between Borrower and Lender. Lender agreed to release the UCC lien on the Company effective upon execution of the Agreement.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On July 17, 2017, the Company entered into a Convertible Promissory Note and Warrant and Subscription Agreement with Xeraflop Technologies, Inc. (“Xeraflop”). Under the terms of the Agreement, the Company was to invest a total of One Hundred Thousand and NO/100 Dollars ($100,000) upon a successful going public event. The Note was to accrue interest at 12% annually and mature on June 30, 2018. At the Company’s election, the principal and interest could be converted into Series 2 common shares of Xeraflop with written notice. The Company was also granted the right to purchase 20% warrant coverage based on the Company’s principal investment with a strike price equivelant to the equity round financing. The Company’s investment in Xeraflop was dependent on the Company obtaining an effective Registration Statement and successful 15C211 filing prior to the Closing of the financing round by Xeraflop. In the event neither of these events occurred, the Company was not to be able to participate in this round of financing with Xeraflop. The Xeraflop financing round closed prior to the Company receiving notification of its trading status. Therefore, the Company was not able to participate in this round of financing.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of The Greater Cannabis Company, Inc., and all of its wholly owned subsidiaries, Bud Bank, Inc., GCC Superstore, LLC and GCC Investment Holdings, LLC. On March 10, 2017, the Company was spun-off from its former parent company, Sylios Corp, in a stock dividend. Please see NOTE A- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Spin-off) for further information. All intercompany accounts and transactions have been eliminated in consolidation.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Website Costs

Website costs are expensed as incurred. For the years ended December 31, 2017 and 2016, website expense was $4,695 and $0, respectively.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the year ended December 31, 2017, the Company excluded 925,000 shares relating to convertible notes payable to third parties (Please see NOTE E - NOTES PAYABLE TO THIRD PARTIES for further information) and 550,000 shares relating to outstanding warrants (Please see NOTE H - ISSUANCES OF COMMON STOCK AND WARRANTS for further information) from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the balance sheet. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The Company is currently evaluating the impact of ASU 2016-02 on its future financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). The Company is currently evaluating the impact of ASU 2016-08 on its future financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify the following two aspects of Topic 606: 1) identifying performance obligations, and 2) the licensing implementation guidance. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). The Company is currently evaluating the impact of ASU 2016-10 on its future financial statements.

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: as of December 31, 2017, we had a cumulative net loss of $915,997. For the year ended December 31, 2017, we used $36,315 cash from operating activities. As of December 31, 2017, we had $993 in cash available to fund operations. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements (which debt service approximates $180,000 through April 2019).

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

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

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through April 2019.

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

NOTE C - ARTEMIS LICENSING AGREEMENT

Under the terms of the Agreement (Please see NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for further information), the Company was to pay Artemis a licensing fee of $500,000 payable as follows: (1) $100,000 upon execution of the Agreement (which was paid to Artemis in August 2014), (2) $100,000 in 60 days, (3) $100,000 upon Artemis’ delivery of a functioning prototype, and (4) $200,000 after delivery of the prototype. Due to a lack of funds, the Company failed to pay the $100,000 due within 60 days of the July 31, 2014 Agreement date. Artemis failed to deliver any prototype of the dispensing product to the Company. The initial term of the Agreement expired December 31, 2016 and in the opinion of management the Agreement is no longer in effect.

On December 31, 2016 (expiration date of the initial term of the Agreement), the Company reduced the carrying value of the Artemis Licensing Agreement capitalized costs from $100,000 to $0 and recognized an expense provision for nonrecoverability of Artemis License Agreement costs of $100,000.

NOTE D - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	December 31, 2017	December 31, 2016
Due to Chief Executive Officer	$7,040	$1,477
Due to Sylios Corp and two subsidiaries of Sylios Corp	2,862	284
Total	$9,902	$1,761

The loans are non-interest bearing and are due on demand.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

NOTE E - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	December 31, 2017	December 31, 2016
Convertible Promissory Note dated May 25, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due May 25, 2018-less unamortized debt discount of $21,849 at December 31, 2017 (i)	$33,151	$-
Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018-less unamortized debt discount of $9,702 at December 31, 2017 (ii)	4,048	-
Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	375	-
Total	$37,574	$-

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

For the years ended December 31, 2017 and 2016

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

The Convertible Promissory Notes (the “Note”) and the warrants contain obligations to reduce the conversion price of the Note and the exercise price of the Warrants in the event that the Company sells, grants or issues any non-excluded shares, options, warrants or any convertible instrument at a price below the conversion price of the Note and the exercise price of the Warrants (“ratchet-down” provisions). The Notes also contain a variable conversion feature based on the future trading price of the Company’s common stock. Therefore, the number of shares of common stock issuable upon conversion of the Notes and exercise of the Warrants is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion and exercise features as a derivative liability at the respective issuance dates (total of $222,585 for the year ended December 31, 2017) and charged a total of $62,500 to debt discounts and a total of $160,085 to other expense. The $17,182 decrease in the fair value of the derivative liability from the respective issuance dates of the notes and warrants to the December 31, 2017 measurement date has been credited to other expense.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

NOTE G - DERIVATIVE LIABILITY (continued)

The fair value of the derivative liability was measured at the respective issuance dates and at December 31, 2017 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2017 were (1) stock price of $0.25 per share, (2) exercise price of $0.125 per share, (3) terms ranging from 5 months to 9 months, (4) expected volatility of 161%, and (5) risk free interest rates ranging from 1.39% to 1.65%. Assumptions used for the calculation of the derivative liability of the warrants at December 31, 2017 were (1) stock price of $0.25 per share, (2) exercise price of $0.50 per share, (3) terms ranging from 53 months to 57 months, (4) expected volatility of 161%, and (5) risk free interest rates ranging from 2.11% to 2.13%.

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

Warrants

On May 25, 2017, the Company issued Emet Capital Partners, LLC a warrant granting the holder the right to purchase 440,000 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. If at any time after the Initial Exercise Date, there is no effective registration statement registering the Warrant Shares, or no current prospectus available for the resale of the Warrant Shares by the Holder, then this Warrant may also be exercised at the Holder’s election, in whole or in part, at such time by means of a “cashless exercise”. The Holder of the warrant did not require that the Company register the common shares to be issued under the warrant in the Registration Statement declared effective August 31, 2017. (Please see NOTE E - NOTES PAYABLE TO THIRD PARTIES for further information).

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

NOTE H - ISSUANCES OF COMMON STOCK AND WARRANTS (continued)

On September 14, 2017, the Company issued Emet Capital Partners, LLC a warrant granting the holder the right to purchase 110,000 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. If at any time after the Initial Exercise Date, there is no effective registration statement registering the Warrant Shares, or no current prospectus available for the resale of the Warrant Shares by the Holder, then this Warrant may also be exercised at the Holder’s election, in whole or in part, at such time by means of a “cashless exercise”. The Holder of the warrant did not require that the Company register the common shares to be issued under the warrant in the Registration Statement declared effective August 31, 2017. (Please see NOTE E - NOTES PAYABLE TO THIRD PARTIES for further information).

NOTE I - INCOME TAXES

At December 31, 2017, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $203,395, expiring in the year 2037, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

The Company’s deferred taxes as of December 31, 2017 and December 31, 2016 consist of the following:

	December 31, 2017	December 31, 2016
Net operating loss carry-forwards	$42,713	$38,076
Valuation allowance	(42,713)	(38,076)
Net non-current deferred tax asset	$-	$-

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to pretax income due to the following:

	Year Ended
	December 31, 2017	December 31, 2016
Expected tax at 35%	$(282,523)	$(36,050)
Non-deductible stock-based compensation	186,375	-
Non-deductible expense from derivative liability	50,016	-
Non-deductible amortization of debt discounts	13,020	-
Remeasurement of deferred income tax assets from 35% to 21% (a)	28,475	-
Change in Valuation allowance	4,637	36,050
Provision for (benefit from) income taxes	$-	$-

(a)	As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018. Accordingly, we have reduced our deferred income tax asset relating to our net operating loss carryforward (and the valuation allowance thereon) by $28,475 from $71,188 to $42,713 as of December 31, 2017.

All tax years remain subject to examination by the Internal Revenue Service.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

NOTE J - COMMITMENTS AND CONTINGENCIES

Directors Service Agreement

On March 10, 2017, the Company executed a Board of Directors Service Agreement with Wayne Anderson. Under the terms of the Agreement, commencing April 1, 2017 the Company is to pay Mr. Anderson $10,000 per quarter for which Mr. Anderson serves on the Board of Directors. In addition to cash compensation, the Company is to issue Mr. Anderson 10,000 shares of its common stock for each quarter served. For the year ended December 31, 2017, the Company expensed $37,500 (including $7,500 stock based) under the Agreement, which is included in “Accounts Payable and Accrued Expenses” in the Consolidated Balance Sheet at December 31, 2017.

Occupancy

From March 14, 2014 (inception) to December 31, 2017 and continuing, the Company has used office space provided by its former parent company, Sylios Corp, at no cost to the Company.

NOTE K - SUBSEQUENT EVENTS

On January 9, 2018, the Company and Emet Capital Partners, LLC (collectively, the “Parties”) entered into a Waiver Agreement pertaining to the Securities Purchase Agreements entered into between the Parties dated May 25, 2017 and September 14, 2017 along with a Convertible Note issued by the Company on each of the same dates (the “Notes”). Under the terms of the May 25, 2017 Note, the Company was to have a Going Public Event no later than August 27, 2017. As of the date of the Waiver, the Company failed to be quoted on an eligible market. Under the terms of the Waiver, the Company shall issue the Holder of the Notes a new Note (the “Waiver Note”) in the amount of Twenty Thousand and no/100 dollars ($20,000). The Waiver Note is to bear interest at 5%, is due January 9, 2019 and is convertible at the option of the holder into Company common stock at the Variable Conversion Price. Upon issuing the Waiver Note, the Holder shall waive the event of default solely as related to timely have a Going Public Event. The Company did not receive any funds for the issuance of the Waiver Note.

On March 28, 2018, the Company made an Allonge to Emet Capital Partners, LLC to the Note due on September 14, 2018 and issued by the Company on September 14, 2017. The Principal Amount as stated on the face of the Debenture shall be increased to $28,500 ($13,750 – original Principal Amount of the Debenture + $14,750 Allonge hereto the “New Principal”). The amendment to the Principal Amount due and owing on the Debenture described herein notwithstanding, Holder does not waive interest that may have accrued at a default rate of interest and liquidated damages, if any, that may have accrued on the Debenture through the date of this Allonge, which default interest and liquidated damages, if any, remain outstanding and payable. As part of the transaction, EMET was also issued a warrant granting the holder the right to purchase up to 98,600 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

NOTE L - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated the Consolidated Financial Statements at December 31, 2017 and for the year then ended (which were previously included in the Company’s 10K filed with the Securities and Exchange Commission on April 17, 2018) in order to correct certain errors recorded in the year ended December 31, 2017 relating to among other things, accounts payable and accrued expenses and convertible notes payable to third parties.

The effect of the restatement adjustments on the Consolidated Balance Sheet at December 31, 2017 follows:

	As Previously Reported	Restatement Adjustments	As Restated

Total assets	$993	$-	$993

Accounts payable and accrued expenses	$81,145	$(19,904)	$61,241
Notes payable to third parties	5,800	31,774	37,574
Derivative liability	205,403	-	205,403
Other liabilities	85,625	1,772	87,397
Total liabilities	377,973	13,642	391,615

Common stock	29,381	-	29,381
Additional paid-in capital	495,994	-	495,994
Accumulated deficit	(902,355)	(13,642)	(915,997)

Total stockholders’ (deficiency)	(376,980)	(13,642)	(390,622)
Total liabilities and stockholders’ (deficiency)	$993	$-	$993

The effect of the restatement adjustments on the Consolidated Statement of Operations for the year ended December 31, 2017 follows:

	As Previously Reported	Restatement Adjustments	As Restated

Sales	$209	$-	$209
Cost of Sales	109	-	109
Gross profit	100	-	100
Total operating expenses	646,220	(23,564)	622,656
Loss from operations	(646,120)	(23,564)	(622,556)

Expense from derivative liability	139,243	3,660	142,903
Interest expense	2,779	1,772	4,551
Amortization of debt discounts	5,425	31,774	37,199
Total other expenses	147,447	37,206	184,653
Net loss	$(793,567)	$(13,642)	$(807,209)

Basic and diluted loss per common share	$(.03)	$(.00)	$(.03)

The effect of the restatement adjustments on the Consolidated Statement of Cash Flows for the year ended December 31, 2017 follows:

	As Previously Reported	Restatement Adjustments	As Restated

Net loss	$(793,567)	$(13,642)	$(807,209)
Stock-based compensation	530,000	2,500	532,500
Expense from derivative liability	178,888	(35,985)	142,903
Amortization of debt discounts	5,425	31,774	37,199
Increase in accounts payable and accrued interest	81,145	(27,404)	53,741
Increase in accrued interest	2,779	1,772	4,551
Net cash provided by (used in) operating activities	4,670	(40,985)	(36,315)

Proceeds from note payable to related party	4,557	-	4,557
Payments on note payable to related party	(38,640)	-	(38,640)
Proceeds from loans payable to related parties	5,642	2,499	8,141
Proceeds from notes payable to third parties	24,764	38,486	63,250
Net cash provided by (used in) financing activities	(3,677)	40,985	37,308
Net increase in cash	$993	$-	$993

The following exhibits are filed as part of this report:

No.	Description
3.1	Articles of Organization (previously filed with Form S-1 on June 20, 2017)
3.2	Notice of Conversion (previously filed with Form S-1 on June 20, 2017)
3.3	Articles of Incorporation (previously filed with Form S-1 on June 20, 2017)
3.4	Bylaws (previously filed with Form S-1 on June 20, 2017)
3.5	The Greater Cannabis Company, LLC Reinstatement State of Florida dated January 12, 2017 (previously filed with Form S-1 on June 20, 2017)
3.6	Articles of Organization GCC Investment Holdings, LLC dated July 20, 2017 (previously filed on Amendment No. 2 to Form S-1 on August 8, 2017)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on June 20, 2017)
5.1	Legal Opinion of John T. Root, Jr.
10.1	Anti-Dilution Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated as of February 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.2	Licensing Agreement with Artemis Technologies (previously filed with Form S-1 on June 20, 2017)
10.3	Valvasone Trust Consulting Agreement dated as of December 24, 2016 (previously filed with Form S-1 on June 20, 2017)
10.4	Asset Acquisition Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated April 21, 2017 (previously filed with Form S-1 on June 20, 2017)
10.5	Collateral Agreement with SLMI Energy Holdings, LLC and Sylios Corp dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.6	Resale Certificate (previously filed with Form S-1 on June 20, 2017)
10.7	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of August 12, 2014 (previously filed with Form S-1 on June 20, 2017)
10.8	Board of Directors Services Agreement with Jimmy Wayne Anderson dated as of March 10, 2017 (previously filed with Form S-1 on June 20, 2017)
10.9	Promissory Note between The Greater Cannabis Company, Inc. and Expert Witness Locators dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.10	Promissory Note between The Greater Cannabis Company, Inc. and John T. Root, Jr. dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.11	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of March 31, 2017 (previously filed with Form S-1 on June 20, 2017)
10.12	Registration Rights Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.13	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.14	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.15	Escrow Agreement among The Greater Cannabis Company, Inc., Emet Capital Partners, LLC and Grushko & Mittman, P.C., as escrow agent, dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.16	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.17	Advisory Agreement between The Greater Cannabis Company, Inc. and MCAP, LLC dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.18	Convertible Promissory Note and Warrant Coverage between The Greater Cannabis Company, Inc. and Xeraflop Technologies, Inc. dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.19	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.20	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.21	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.22	Waiver between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of January 9, 2018 (previously filed on Form 8-K on April 2, 2018)
10.23	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of January 9, 2018 (previously filed on Form 8-K on April 2, 2018)
10.24	Allonge made by The Greater Cannabis Company, Inc. to Emet Capital Partners, LLC dated March 28, 2018 (previously filed on Form 10-K on April 17, 2018)
10.25	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of March 28, 2018 (previously filed on Form 10-K on April 17, 2018)
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on June 20, 2017)
21.1	Articles of Organization GCC Superstore, LLC (previously filed with Form S-1 on June 20, 2017)
23.1	Consent of John T. Root, Jr. (Please see Exhibit 5.1 Legal Opinion of John T. Root, Jr.) (previously filed with Amendment No. 3 to Form S-1 on August 25, 2017)
23.2	Consent of Michael T. Studer, CPA
Graphic	Corporate logo- GCC (previously filed with Form S-1 on June 20, 2017)
Graphic	Corporate logo GCC Superstore (previously filed with Form S-1 on June 20, 2017)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

++ To be filed by subsequent amendment.

XBRL Exhibits will be filed by subsequent amendment.

20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Signatures	Title	Date

/s/ Jimmy Wayne Anderson	President (Principal Executive Officer), Acting Chief Financial Officer	April 26, 2018
(Principal Accounting Officer) and Chairman of the Board of Directors

21