Form 10-Q
period 2018-03-31
Greater Cannabis Company, Inc.
filed 2018-05-21
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 29,380,969 shares of common stock as of May 18, 2018.

The review of the consolidated financial statements in this Form 10-Q for the quarterly period ended March 31, 2018 has not yet been completed by our independent registered public accounting firm. As soon as such review is completed, we will file an amended Form 10-Q.

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

THE GREATER CANNABIS COMPANY, INC.

MARCH 31, 2018

FORM 10-Q

INDEX

Page
PART I- FINANCIAL INFORMATION
ITEM 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2018 (Unaudited) and December 31, 2017	F-2
Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (Unaudited)	F-3
Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (Unaudited)	F-4
Notes to Consolidated Financial Statements (Unaudited)	F-5

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$993	$993
Total current assets	993	993

OTHER ASSETS
Artemis License Agreement costs (net of allowance for nonrecoverability of costs of $100,000, $100,000, and $ 0, respectively)	-	-

Total assets	$993	$993

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$66,918	$61,241
Accrued interest	13,143	11,578
Loans payable to related parties	12,245	9,902
Notes payable to third parties	59,403	37,574
Notes payable to related party	65,917	65,917
Derivative liability	259,142	205,403
Total current liabilities and total liabilities	476,768	391,615

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 10,000,000 shares authorized, $.001 par value, as of March 31, 2018 and December 31, 2017, there are no shares outstanding	-	-
Common stock; 500,000,000 shares authorized, $.001 par value, as of March 31, 2018 and December 31, 2017, there are 29,380,969 and 29,380,969 shares outstanding, respectively	29,381	29,381
Additional paid-in capital	495,994	495,994
Accumulated deficit	(1,001,150)	(915,997)

Total stockholders’ (deficiency)	(475,775)	(390,622)
Total liabilities and stockholders’ (deficiency)	$993	$993

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2018 and 2017 (Unaudited)

	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)
Revenue:
Sales	$136	$-

Cost of sales	72	-

Gross profit	64	-

Operating Expenses:
Officer compensation (including stock-based compensation of $500,000 and $ 0, respectively)	-	500,000
Director Compensation (including stock-based compensation of $2,500 and $0, respectively)	12,500	-
Consulting fees (including stock-based compensation of $0 and $25,000, respectively)	-	25,000
Other selling, general and administrative expenses	27,684	4,557
Total operating expenses	40,184	529,557

Loss from operations	(40,120)	(529,557)

Other expenses:
Expense from derivative liability	22,013	-
Interest expense	1,565	750
Amortization of debt discounts	21,455	-
Total other expenses	45,033	750

Net loss	$(85,153)	$(530,307)

Basic and diluted loss per common share	$(.00)	$(.02)

Weighted average common shares outstanding-basic and diluted	29,380,969	26,946,106

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2018 and 2017 (Unaudited)

	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net (loss)	$(85,153)	$(530,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	525,000
Expense from derivative liability	22,013	-
Amortization of debt discounts	21,455	-

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	5,621	-
Accrued interest	1,565	750
Net cash used in operating activities	(34,499)	(4,557)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from note payable to related party	-	4,557
Payments on note payable to related party	-	-
Proceeds from loans payable to related parties	2,399	-
Proceeds from notes payable to third parties	33,093	750

Net cash provided by financing activities	35,492	5,307

NET INCREASE (DECREASE) IN CASH	993	750

CASH BALANCE, BEGINNING OF PERIOD	-	-

CASH BALANCE, END OF PERIOD	$993	$750-

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash Financing Activity:
Issuance of common stock in settlement of note payable to third party	$-	$-

The accompanying notes are an integral part of these statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2018 and 2017 (Unaudited)

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

For the three months ended March 31, 2018 and 2017 (Unaudited)

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

On January 18, 2017, Sylios Corp filed a corporate action with the Financial Industry Regulatory Authority (“FINRA”) to effect a partial spin-off of its wholly owned subsidiary, The Greater Cannabis Company, Inc, through a stock dividend. Please see NOTE A- NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Spin-off) for further information.

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

For the three months ended March 31, 2018 and 2017 (Unaudited)

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

On March 28, 2018, the Company made an Allonge to Emet Capital Partners, LLC to the Note due on September 14, 2018 and issued by the Company on September 14, 2017. The Principal Amount as stated on the face of the Debenture shall be increased to $25,850.00 ($13,750.00 – original Principal Amount of the Debenture + $12,100.00 Allonge hereto the “New Principal”). The amendment to the Principal Amount due and owing on the Debenture described herein notwithstanding, Holder does not waive interest that may have accrued at a default rate of interest and liquidated damages, if any, that may have accrued on the Debenture through the date of this Allonge, which default interest and liquidated damages, if any, remain outstanding and payable. As part of the transaction, EMET was also issued a warrant granting the holder the right to purchase up to 98,600 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years.

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

For the three months ended March 31, 2018 and 2017 (Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of The Greater Cannabis Company, Inc., and all of its wholly owned subsidiaries, Bud Bank, Inc., GCC Superstore, LLC and GCC Investment Holdings, LLC. On March 10, 2017, the Company was spun-off from its former parent company, Sylios Corp, in a stock dividend. Please see NOTE A- NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Spin-off) for further information. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, the Company’s consolidated financial position as of March 31, 2018, and the results of its operations for the three months ended March 31, 2018 and 2017 and cash flows for the three months ended March 31, 2018 and 2017. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2018.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2018, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2018 and 2017 (Unaudited)

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

For the three months ended March 31, 2018 and 2017 (Unaudited)

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

Website Costs

Website costs are expensed as incurred. For the three months ended March 31, 2018 and 2017, website expense was $161 and $-, respectively.

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

For the three months ended March 31, 2018 and 2017 (Unaudited)

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

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the period ended March 31, 2018, the Company excluded 1,181,800 shares relating to convertible notes payable to third parties (Please see NOTE E - NOTES PAYABLE TO THIRD PARTIES for further information) and 648,600 shares relating to outstanding warrants (Please see NOTE H - ISSUANCES OF COMMON STOCK AND WARRANTS for further information) from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive.

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

For the three months ended March 31, 2018 and 2017 (Unaudited)

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses for the period ended March 31, 2018; we had a cumulative net loss of $1,001,150. For the three months ended March 31, 2018, we used $34,499 cash from operating activities. As of March 31, 2018, we had $993 in cash available to fund operations. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements (which debt service approximates $180,000 through April 2019).

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2018 and 2017 (Unaudited)

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

NOTE D - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	March 31, 2018	December 31, 2017
Due to Chief Executive Officer	$1,640	$7,040
Due to Sylios Corp and two subsidiaries of Sylios Corp	2,715	2,862
Total	$4,355	$9,902

The loans are non-interest bearing and are due on demand.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2018 and 2017 (Unaudited)

NOTE E - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	March 31, 2018	December 31, 2017
Convertible Promissory Note dated May 25, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due May 25, 2018-less unamortized debt discount of $7,987 at March 31, 2018 (i)	47,013	33,151
Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018-less unamortized debt discount of $6,236 at March 31, 2018 (ii)	7,514	4,048
Convertible Promissory Note dated January 9, 2018 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due January 9, 2019-less unamortized debt discount of $15,508 at March 31, 2018 (iii)	4,492	-
Allonge to the Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018-less unamortized debt discount of $12,091 at March 31, 2018 (iv)	9	-
Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	375	375
Total	$59,403	$35,574

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

(iii) On January 9, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Emet Capital Partners, LLC, (“EMET”) in the principal amount of $20,000 in exchange for entry into a Waiver Agreement pertaining to the Securities Purchase Agreements entered into between the Parties dated May 25, 2017 and September 14, 2017 along with a Convertible Note issued by the Company on each of the same dates. The Company received $0 cash from issuance of the Convertible Note. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 9, 2019) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of (i) $0.25 (the “Fixed Conversion Price”); or (ii) 50% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. Please see NOTE G - DERIVATIVE LIABILITY for further information.

(iv) On March 28, 2018, the Company made an Allonge to the Convertible Debenture due September 14, 2018 (hereinafter the “Allonge”) to Emet Capital Partners, LLC. The Principal Amount as stated on the face of the Debenture shall be increased to $25,850.00 ($13,750.00 – original Principal Amount of the Debenture + $12,100.00 Allonge hereto the “New Principal”). The amendment to the Principal Amount due and owing on the Debenture described herein notwithstanding, the Holder does not waive interest that may have accrued at a default rate of interest and liquidated damages, if any, that may have accrued on the Debenture through the date of this Allonge, which default interest and liquidated damages, if any, remain outstanding and payable. As part of the transaction, EMET was also issued a warrant granting the holder the right to purchase up to 98,600 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2018 and 2017 (Unaudited)

NOTE F - NOTES PAYABLE TO RELATED PARTY

Notes payable to related party consist of:

	March 31, 2018	December 31, 2017
Promissory Note dated August 12, 2014 payable to Sylios Corp, interest at 3%	$61,360	$61,360
Promissory Note dated March 31, 2017 payable to Sylios Corp, interest at 3%, due September 30, 2017	4,557	4,557
Total	$65,917	$65,917

NOTE G - DERIVATIVE LIABILITY

The derivative liability at March 31, 2018 consisted of:

March 31, 2018
Convertible Promissory Note dated May 25, 2017 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	$58,168
Warrants issued to EMET in connection with the above Convertible Promissory Note dated May 25, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	95,260
Convertible Promissory Note dated September 14, 2017 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	16,929
Warrants issued to EMET in connection with the above Convertible Promissory Note dated September 14, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	24,288
Convertible Promissory Note dated January 9, 2018 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	27,296
Allonge dated March 28, 2018 to the Convertible Promissory Note dated September 14, 2017 Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	14,898
Warrants issued to EMET in connection with the above Allonge dated March 28, 2018 to the Convertible Promissory Note dated September 14, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	22,303
Total derivative liability	$259,142

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

For the three months ended March 31, 2018 and 2017 (Unaudited)

NOTE G - DERIVATIVE LIABILITY (continued)

The fair value of the derivative liability was measured at the respective issuance dates and at March 31, 2018 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at March 31, 2018 were (1) stock price of $0.25 per share, (2) exercise price of $0.125 per share, (3) terms ranging from 2 months to 1 year, (4) expected volatility of 161%, and (5) risk free interest rates ranging from 1.68% to 2.01%. Assumptions used for the calculation of the derivative liability of the warrants at March 31, 2018 were (1) stock price of $0.25 per share, (2) exercise price of $0.50 per share, (3) terms ranging from 50 months to 5 years, (4) expected volatility of 161%, and (5) risk free interest rates ranging from 2.42% to 2.56%.

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

No shares of the Company's common stock were issued during the quarter ended March 31, 2018.

Warrants

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2018 and 2017 (Unaudited)

NOTE H - ISSUANCES OF COMMON STOCK AND WARRANTS (continued)

The following warrants were issued during the quarter ended March 31, 2018:

On March 28, 2018, the Company issued Emet Capital Partners, LLC a warrant granting the holder the right to purchase 98,600 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. If at any time after the Initial Exercise Date, there is no effective registration statement registering the Warrant Shares, or no current prospectus available for the resale of the Warrant Shares by the Holder, then this Warrant may also be exercised at the Holder’s election, in whole or in part, at such time by means of a “cashless exercise”. The Holder of the warrant has not requested that the Company register the common shares to be issued under the warrant. (Please see NOTE E - NOTES PAYABLE TO THIRD PARTIES for further information).

As of March 31, 2018, the Company has three warrants issued and outstanding granting the holders the right to purchase up to a total of 648,600 shares of its common stock.

NOTE I - INCOME TAXES

At March 31, 2018 the Company has available for federal income tax purposes a net operating loss carry forward of approximately $181,988, expiring in the year 2037, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

The Company’s deferred taxes as of March 31, 2018 and December 31, 2017 consist of the following:

	March 31, 2018	December 31, 2017
Non-Current deferred tax asset:	-
Net operating loss carry-forwards (a)	$48,841	$42,713
Valuation allowance	(48,841)	(42,713)
Net non-current deferred tax asset	$-	$-

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% for 2018 and 35% for 2017 to pretax income due to the following:

	Period Ended
	March 31, 2018	March 31, 2017
Expected tax at 21% for 2018 and 35% for 2017	$(17,882)	$(185,607)
Non-deductible stock-based compensation	-	183,750
Non-deductible expense from derivative liability	4,623	-
Non-deductible amortization of debt discounts	4,506	-
Remeasurement of deferred income tax assets from 35% to 21% (a)	-	74,243
Change in Valuation allowance	8,753	(72,386)
Provision for (benefit from) income taxes	$-	$-

(a)	As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018. Accordingly, we have reduced our deferred income tax asset relating to our net operating loss carryforward (and the valuation allowance thereon) by $28,475 from $71,188 to $42,713 as of December 31, 2017.

All tax years remain subject to examination by the Internal Revenue Service.

NOTE J - COMMITMENTS AND CONTINGENCIES

Directors Service Agreement

On March 10, 2017, the Company executed a Board of Directors Service Agreement with Wayne Anderson. Under the terms of the Agreement, commencing April 1, 2017 the Company is to pay Mr. Anderson $10,000 per quarter for which Mr. Anderson serves on the Board of Directors. In addition to cash compensation, the Company is to issue Mr. Anderson 10,000 shares of its common stock for each quarter served. For the three months ended March 31, 2018, the Company expensed $12,500 (including $2,500 stock based) under the Agreement, which is included in “Accounts Payable and Accrued Expenses” in the Consolidated Balance Sheet at March 31, 2018.

Occupancy

From March 14, 2014 (inception) to March 31, 2018 and continuing, the Company has used office space provided by its former parent company, Sylios Corp, at no cost to the Company.

NOTE K- SUBSEQUENT EVENTS

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

The GCC Superstore is accessible at the Company’s a website, www.GCCSuperstore.com. The Company is currently in the process of developing an app as a free mobile application which can be downloaded through the iOS APP Store or the Google Play Marketplace. The Company anticipates that the mobile app will be fully developed and ready for download during the fourth quarter of 2017. There is no guarantee that either marketplace will approve the downloading of the Company’s app due to the nature of our business. Please see NOTE K - SUBSEQUENT EVENTS for further information. Please see NOTE K - SUBSEQUENT EVENTS for further information.

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

During the quarter ended March 31, 2018, the Company’s revenue was negatively impacted due to the termination of its former merchant agreement through the Shopify platform. The Company’s former merchant vendor elected to terminate the agreement due to certain products that the GCC Superstore carried and sold. The Company has identified a new merchant vendor that will permit the GCC Superstore to carry certain products such as CBD and Kratom. Once fully implemented, sales transactions can be completed on the GCC Superstore.

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

However, as of the date of this filing, neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 has been enacted, the Rohrabacher-Blumenauer (formerly known as the Rohrabacher-Farr Amendment) has been renewed through September, 2018, and the new administration under President Trump has not yet indicated whether it will change the previously stated policy of low-priority enforcement of federal laws related to cannabis set forth in the Cole Memo or the FinCEN Guidelines. The Trump administration could change this policy and decide to strongly enforce the federal laws applicable to cannabis. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not currently harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement policies of the federal government. However, as of the date of this filing, we have provided products and services to state-approved cannabis cultivators and dispensary facilities. As a result of our providing ancillary products and services to state-approved cannabis cultivators and dispensary facilities, we could be deemed to be aiding and abetting illegal activities, a violation of federal law.

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

The Rohrabacher Farr Amendment represents one of the first times in recent history that Congress has taken action indicating support of medical cannabis. The Rohrabacher Farr Amendment was renewed by Congress in 2015 and remains in effect currently through September 2018.

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

Results of Operations

For the three months ended March 31, 2018, the Company generated $136 in quarterly revenue compared to $0 in 2017. During the quarter ended March 31, 2018, the Company’s revenue was negatively impacted due to the termination of its former merchant agreement through the Shopify platform. The Company’s former merchant vendor elected to terminate the agreement due to certain products that the GCC Superstore carried and sold. The Company has identified a new merchant vendor that will permit the GCC Superstore to carry certain products such as CBD and Kratom. Once fully implemented, sales transactions can be completed on the GCC Superstore.

Cost of sales was $72 for the three months ended March 31, 2018 and $0 for the three months ended March 31, 2017. Our operating expenses in the three months ended March 31, 2018 amounted to $40,184 as compared to $529,557 for the three months ended March 31, 2017.

Our net loss in the three months ended March 31, 2018, was $85,153 as compared to the net loss of $530,307 during the three months ended March 31, 2017.

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

Liquidity and Capital Resources

We had $993 cash on hand at March 31, 2018, compared to $750 at March 31, 2017.

At March 31, 2018, we had $101,225 in principal amount of outstanding convertible notes.

The proceeds from loans, convertible debentures as well as cash on hand is being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the three months ended March 31, 2018 and 2017.

	March 31, 2018	March 31, 2017
Net cash used in operating activities	$(34,499)	$(4,557)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	35,492	5,307
Net increase(decrease) of cash	993	750

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

Changes in Internal Controls

During the quarter ended March 31, 2018, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

As of January 23, 2018, 29 states and the District of Columbia allow its citizens to use medical marijuana Voters in the states of Colorado, Washington, Alaska, Oregon, California, Maine, Nevada, Massachusetts and the District of Columbia have approved ballot measures to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use, cultivation and/or possession illegal on a national level. As discussed in the “Cole Memo” the former Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. Any change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

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

We anticipate the need to raise approximately $500,000 in capital to fund our operations through December 31, 2018. We expect to use these cash proceeds, primarily to accelerate our user growth, implement consumer-facing features to boost engagement and sales, expand on our product base at our online store, enter into different cannabis related business portals and remain in full legal and accounting compliance with the SEC. We cannot guarantee that we will be able to raise these required funds or generate sufficient revenue to remain operational.

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

There is not yet an established public trading market for our securities. Hence, there is no central place, such as a stock exchange or electronic trading system, to resell common stock. As such, stockholders will have to locate a buyer and negotiate a private sale until a market is established. It is our plan to utilize a market maker who will apply to have our common stock quoted on the Over the Counter Bulletin Board in the United States. Our shares are not and have not been listed or quoted on any exchange or quotation system. In August 2017, a market maker submitted an application for quotation to the Financial Industry Regulatory Authority on the Company’s behalf. There can be no assurance that such an application for quotations will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor will be unable to liquidate his investment except by private sale.

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

We are authorized to issue up to 500,000,000 shares of common stock, of which 29,380,969 shares of common stock are issued and outstanding as of May 18, 2018. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of the Company’s common stock issued during the fiscal quarter ended March 31, 2018.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

No.	Description
3.1	Articles of Organization (previously filed with Form S-1 on June 20, 2017)
3.2	Notice of Conversion (previously filed with Form S-1 on June 20, 2017)
3.3	Articles of Incorporation (previously filed with Form S-1 on June 20, 2017)
3.4	Bylaws (previously filed with Form S-1 on June 20, 2017)
3.5	The Greater Cannabis Company, LLC Reinstatement State of Florida dated January 12, 2017 (previously filed with Form S-1 on June 20, 2017)
3.6	Articles of Organization GCC Investment Holdings, LLC dated July 20, 2017 (previously filed on Amendment No. 2 to Form S-1 on August 8, 2017)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on June 20, 2017)
5.1	Legal Opinion of John T. Root, Jr.
10.1	Anti-Dilution Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated as of February 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.2	Licensing Agreement with Artemis Technologies (previously filed with Form S-1 on June 20, 2017)
10.3	Valvasone Trust Consulting Agreement dated as of December 24, 2016 (previously filed with Form S-1 on June 20, 2017)
10.4	Asset Acquisition Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated April 21, 2017 (previously filed with Form S-1 on June 20, 2017)
10.5	Collateral Agreement with SLMI Energy Holdings, LLC and Sylios Corp dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.6	Resale Certificate (previously filed with Form S-1 on June 20, 2017)
10.7	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of August 12, 2014 (previously filed with Form S-1 on June 20, 2017)
10.8	Board of Directors Services Agreement with Jimmy Wayne Anderson dated as of March 10, 2017 (previously filed with Form S-1 on June 20, 2017)
10.9	Promissory Note between The Greater Cannabis Company, Inc. and Expert Witness Locators dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.10	Promissory Note between The Greater Cannabis Company, Inc. and John T. Root, Jr. dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.11	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of March 31, 2017 (previously filed with Form S-1 on June 20, 2017)
10.12	Registration Rights Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.13	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.14	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.15	Escrow Agreement among The Greater Cannabis Company, Inc., Emet Capital Partners, LLC and Grushko & Mittman, P.C., as escrow agent, dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.16	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.17	Advisory Agreement between The Greater Cannabis Company, Inc. and MCAP, LLC dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.18	Convertible Promissory Note and Warrant Coverage between The Greater Cannabis Company, Inc. and Xeraflop Technologies, Inc. dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.19	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.20	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.21	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.22	Waiver between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of January 9, 2018 (previously filed on Form 8-K on April 2, 2018)
10.23	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of January 9, 2018 (previously filed on Form 8-K on April 2, 2018)
10.24	Allonge made by The Greater Cannabis Company, Inc. to Emet Capital Partners, LLC dated March 28, 2018 (previously filed on Form 10-K on April 17, 2018)
10.25	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of March 28, 2018 (previously filed on Form 10-K on April 17, 2018)
10.26	Amended Allonge made by The Greater Cannabis Company, Inc. to Emet Capital Partners, LLC dated March 28, 2018 (previously filed on Form 8-K on May 17, 2018)
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on June 20, 2017)
21.1	Articles of Organization GCC Superstore, LLC (previously filed with Form S-1 on June 20, 2017)
23.1	Consent of John T. Root, Jr. (Please see Exhibit 5.1 Legal Opinion of John T. Root, Jr.) (previously filed with Amendment No. 3 to Form S-1 on August 25, 2017)
23.2	Consent of Michael T. Studer, CPA
Graphic	Corporate logo- GCC (previously filed with Form S-1 on June 20, 2017)
Graphic	Corporate logo GCC Superstore (previously filed with Form S-1 on June 20, 2017)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

+ Filed hereby with this Registration Statement.

++ To be filed by subsequent amendment.

XBRL Exhibits will be filed by subsequent amendment.

ITEM 7. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Signatures	Title	Date

/s/ Jimmy Wayne Anderson	President (Principal Executive Officer), Acting Chief Financial Officer	May 21, 2018
(Principal Accounting Officer) and Chairman of the Board of Directors

