Form 10-Q/A
period 2018-03-31
Greater Cannabis Company, Inc.
filed 2018-06-08
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 29,380,969 shares of common stock as of June 7, 2018.

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

THE GREATER CANNABIS COMPANY, INC.

MARCH 31, 2018

FORM 10-Q/A

INDEX

Page
PART I- FINANCIAL INFORMATION
ITEM 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2018 (Unaudited) and December 31, 2017	F-2
Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (Unaudited)	F-3
Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (Unaudited)	F-4
Notes to Consolidated Financial Statements (Unaudited)	F-5

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited) (As restated)
ASSETS
CURRENT ASSETS
Cash	$993	$993
Total current assets	993	993
Total assets	$993	$993

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$66,918	$61,241
Accrued interest	13,143	11,578
Loans payable to related parties	12,245	9,902
Notes payable to third parties	59,553	37,574
Notes payable to related party	65,917	65,917
Derivative liability	259,142	205,403
Total current liabilities and total liabilities	476,918	391,615

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 10,000,000 shares authorized, $.001 par value, as of March 31, 2018 and December 31, 2017, there are no shares outstanding	-	-
Common stock; 500,000,000 shares authorized, $.001 par value, as of March 31, 2018 and December 31, 2017, there are 29,380,969 and 29,380,969 shares outstanding, respectively	29,381	29,381
Additional paid-in capital	495,994	495,994
Accumulated deficit	(1,001,300)	(915,997)

Total stockholders’ (deficiency)	(475,925)	(390,622)
Total liabilities and stockholders’ (deficiency)	$993	$993

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2018 and 2017 (Unaudited)

	March 31, 2018	March 31, 2017
	(Unaudited) (As restated)	(Unaudited)
Revenue:
Sales	$136	$-

Cost of sales	72	-

Gross profit	64	-

Operating Expenses:
Officer compensation (including stock-based compensation of $0 and $ 500,000, respectively)	-	500,000
Director Compensation (including stock-based compensation of $2,500 and $0, respectively)	12,500	-
Consulting fees (including stock-based compensation of $0 and $25,000, respectively)	-	25,000
Other selling, general and administrative expenses	7,684	4,557
Total operating expenses	20,184	529,557

Loss from operations	(20,120)	(529,557)

Other expenses:
Expense from derivative liability	21,638	-
Expense from issuance of convertible note to lender in exchange for lender’s waiver of event of default	20,000	-
Interest expense	1,565	750
Amortization of debt discounts	21,980	-
Total other expenses	65,183	750

Net loss	$(85,303)	$(530,307)

Basic and diluted loss per common share	$(.00)	$(.02)

Weighted average common shares outstanding-basic and diluted	29,380,969	26,946,106

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2018 and 2017 (Unaudited)

	March 31, 2018	March 31, 2017
	(Unaudited) (As restated)	(Unaudited)
OPERATING ACTIVITIES
Net (loss)	$(85,303)	$(530,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,500	525,000
Expense from derivative liability	21,638	-
Expense from issuance of convertible note to lender in exchange for lender’s waiver of event of default	20,000	-
Amortization of debt discounts	21,980	-

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	3,177	-
Accrued interest	1,565	750
Net cash used in operating activities	(14,443)	(4,557)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from note payable to related party	-	4,557
Proceeds from loans payable to related parties	2,343	-
Proceeds from notes payable to third parties	12,100	750

Net cash provided by financing activities	14,443	5,307

NET INCREASE (DECREASE) IN CASH	-	750

CASH BALANCE, BEGINNING OF PERIOD	993	-

CASH BALANCE, END OF PERIOD	$993	$750-

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

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

The Company’s business model is divided into four operating segments through the Company’s three wholly owned subsidiaries; Bud Bank, Inc., GCC Superstore, LLC and GCC Investment Holdings, LLC:

1. E-commerce- Through the Company’s wholly owned subsidiary, GCC Superstore, LLC, the Company has established an online store whose merchandise includes pipes, vaporizers, grinders, hemp related products, CBD (Cannabidiol) related products and additional products focusing on the cannabis industry. The online store, GCC Superstore, was opened in June 2017 and can be found at www.gccsuperstore.com. At present, the GCC Superstore carries in excess of 1000 products from 20 suppliers and over 50 brands. The online store operates under a “drop-ship” model which affords it the benefit of less capital expenditure on inventory. Please see NOTE J - SUBSEQUENT EVENTS for further information.

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

On January 9, 2018, the Company and Emet Capital Partners, LLC (collectively, the “Parties”) entered into a Waiver Agreement pertaining to the Securities Purchase Agreements entered into between the Parties dated May 25, 2017 and September 14, 2017 along with a Convertible Note issued by the Company on each of the same dates (the “Notes”). Under the terms of the May 25, 2017 Note, the Company was to have a Going Public Event no later than August 27, 2017. As of the date of the Waiver, the Company has failed to be quoted on an exchange. Under the terms of the Waiver, the Company issued the Holder of the Notes a new Note (the “Waiver Note”) in the amount of $20,000 and the Holder waived the event of default solely as related to timely have a Going Public Event. The Company did not receive any funds for the issuance of the Waiver Note.

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

Website Costs

Website costs are expensed as incurred. For the three months ended March 31, 2018 and 2017, website expense was $161 and $0, respectively.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with obtaining debt financing. These costs are amortized ratably and charged to financing expenses over the term of the related debt.

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

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the period ended March 31, 2018, the Company excluded 1,181,800 shares relating to convertible notes payable to third parties (Please see NOTE D - NOTES PAYABLE TO THIRD PARTIES for further information) and 648,600 shares relating to outstanding warrants (Please see NOTE G - ISSUANCES OF COMMON STOCK AND WARRANTS for further information) from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive.

Recently Enacted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all prior revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. As amended by the FASB in July 2015, the standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). ASU 2014-09 has had no impact on our Financial statements for the three months ended March 31, 2018.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). ASU 2016-08 has had no impact on our Financial statements for the three months ended March 31, 2018.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify the following two aspects of Topic 606: 1) identifying performance obligations, and 2) the licensing implementation guidance. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). ASU 2016-10 has had no impact on our Financial statements for the three months ended March 31, 2018.

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: as of March 31, 2018, we had a cumulative net loss of $1,001,300. For the three months ended March 31, 2018, we used $14,443 cash from operating activities. As of March 31, 2018, we had $993 in cash available to fund operations. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements (which debt service approximates $180,000 through May 2019).

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

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through May 2019.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty related to our ability to continue as a going concern.

NOTE C - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	March 31, 2018	December 31, 2017
Due to Chief Executive Officer	$9,203	$7,040
Due to Sylios Corp and two subsidiaries of Sylios Corp	3,042	2,862
Total	$12,245	$9,902

The loans are non-interest bearing and are due on demand.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2018 and 2017 (Unaudited)

NOTE D - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	March 31, 2018	December 31, 2017
Convertible Promissory Note dated May 25, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due May 25, 2018-less unamortized debt discount of $7,987 and $21,849 at March 31, 2018 and December 31, 2017, respectively (i)	47,013	33,151
Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018-less unamortized debt discount of $6,236 and $9,702 at March 31, 2018 and December 31, 2017, respectively (ii)	7,514	4,048
Convertible Promissory Note dated January 9, 2018 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due January 9, 2019-less unamortized debt discount of $15,562 at March 31, 2018 (iii)	4,438	-
Allonge to the Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018-less unamortized debt discount of $11,887 at March 31, 2018 (iv)	213	-
Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	375	375
Total	$59,553	$37,574

(i) On May 25, 2017, the Company executed a Convertible Note (the “Convertible Note”) payable to Emet Capital Partners, LLC, (“EMET”) in the principal amount of $55,000 in exchange for $50,000 cash. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (May 25, 2018) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of (i) $0.25 (the “Fixed Conversion Price”); or (ii) 50% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. As part of the transaction, EMET was also issued a warrant granting the holder the right to purchase up to 440,000 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. As part of the Convertible Note, the Company executed a Registration Rights Agreement (the “RRA”) dated May 25, 2017. Among other things, the RRA provided for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Convertible Note and the warrant and to have declared effective such Registration Statement. The Registration Statement was declared effective by the Securities and Exchange Commission on August 31, 2017. Please see NOTE F - DERIVATIVE LIABILITY for further information.

(ii) On September 14, 2017, the Company executed a Convertible Note (the “Convertible Note”) payable to Emet Capital Partners, LLC, (“EMET”) in the principal amount of $13,750 in exchange for $12,500 cash. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (September 14, 2018) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of (i) $0.25 (the “Fixed Conversion Price”); or (ii) 50% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. As part of the transaction, EMET was also issued a warrant granting the holder the right to purchase up to 110,000 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. Please see NOTE F - DERIVATIVE LIABILITY for further information.

(iii) On January 9, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Emet Capital Partners, LLC, (“EMET”) in the principal amount of $20,000 in exchange for entry into a Waiver Agreement pertaining to the Securities Purchase Agreements entered into between the Parties dated May 25, 2017 and September 14, 2017 along with a Convertible Note issued by the Company on each of the same dates. The Company received $0 cash from issuance of the Convertible Note. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 9, 2019) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of (i) $0.25 (the “Fixed Conversion Price”); or (ii) 50% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. Please see NOTE F - DERIVATIVE LIABILITY for further information.

(iv) On March 28, 2018, the Company made an Allonge to the Convertible Debenture due September 14, 2018 (hereinafter the “Allonge”) to Emet Capital Partners, LLC. The Principal Amount as stated on the face of the Debenture shall be increased to $25,850 ($13,750 – original Principal Amount of the Debenture + $12,100 Allonge. The amendment to the Principal Amount due and owing on the Debenture described herein notwithstanding, the Holder does not waive interest that may have accrued at a default rate of interest and liquidated damages, if any, that may have accrued on the Debenture through the date of this Allonge, which default interest and liquidated damages, if any, remain outstanding and payable. As part of the transaction, EMET was also issued a warrant granting the holder the right to purchase up to 98,600 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. Please see NOTE F - DERIVATIVE LIABILITY for further information.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2018 and 2017 (Unaudited)

NOTE E - NOTES PAYABLE TO RELATED PARTY

Notes payable to related party consist of:

	March 31, 2018	December 31, 2017
Promissory Note dated August 12, 2014 payable to Sylios Corp, interest at 3%	$61,360	$61,360
Promissory Note dated March 31, 2017 payable to Sylios Corp, interest at 3%, due September 30, 2017	4,557	4,557
Total	$65,917	$65,917

NOTE F - DERIVATIVE LIABILITY

The derivative liability at March 31, 2018 and December 31, 2017 consisted of:

	March 31, 2018	December 31, 2017
Convertible Promissory Note dated May 25, 2017 payable to EMET Capital Partners, LLC Please see NOTE D – NOTES PAYABLE TO THIRD PARTIES for further information	$58,168	$65,868
Warrants issued to EMET in connection with the above Convertible Promissory Note dated May 25, 2017. Please see NOTE D – NOTES PAYABLE TO THIRD PARTIES for further information	95,260	96,580
Convertible Promissory Note dated September 14, 2017 payable to EMET Capital Partners, LLC Please see NOTE D – NOTES PAYABLE TO THIRD PARTIES for further information	16,929	18,381
Warrants issued to EMET in connection with the above Convertible Promissory Note dated September 14, 2017. Please see NOTE D – NOTES PAYABLE TO THIRD PARTIES for further information	24,288	24,574
Convertible Promissory Note dated January 9, 2018 payable to EMET Capital Partners, LLC Please see NOTE D – NOTES PAYABLE TO THIRD PARTIES for further information	27,296	-
Allonge dated March 28, 2018 to the Convertible Promissory Note dated September 14, 2017 Please see NOTE D – NOTES PAYABLE TO THIRD PARTIES for further information	14,898	-
Warrants issued to EMET in connection with the above Allonge dated March 28, 2018 to the Convertible Promissory Note dated September 14, 2017. Please see NOTE D – NOTES PAYABLE TO THIRD PARTIES for further information	22,303	-
Total derivative liability	$259,142	$205,403

The Convertible Promissory Notes (the “Notes”) and the warrants contain obligations to reduce the conversion price of the Notes and the exercise price of the Warrants in the event that the Company sells, grants or issues any non-excluded shares, options, warrants or any convertible instrument at a price below the conversion price of the Notes and the exercise price of the Warrants (“ratchet-down” provisions). The Notes also contain a variable conversion feature based on the future trading price of the Company’s common stock. Therefore, the number of shares of common stock issuable upon conversion of the Notes and exercise of the Warrants is indeterminate.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2018 and 2017 (Unaudited)

NOTE F - DERIVATIVE LIABILITY (continued)

The fair value of the derivative liability was measured at the respective issuance dates and at March 31, 2018 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at March 31, 2018 were (1) stock price of $0.25 per share, (2) conversion price of $0.125 per share, (3) terms ranging from 2 months to 1 year, (4) expected volatility of 161%, and (5) risk free interest rates ranging from 1.68% to 2.01%. Assumptions used for the calculation of the derivative liability of the warrants at March 31, 2018 were (1) stock price of $0.25 per share, (2) exercise price of $0.50 per share, (3) terms ranging from 50 months to 5 years, (4) expected volatility of 161%, and (5) risk free interest rates ranging from 2.42% to 2.56%.

NOTE G - ISSUANCES OF COMMON STOCK AND WARRANTS

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

Warrants

On May 25, 2017, the Company issued Emet Capital Partners, LLC a warrant granting the holder the right to purchase 440,000 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. If at any time after the Initial Exercise Date, there is no effective registration statement registering the Warrant Shares, or no current prospectus available for the resale of the Warrant Shares by the Holder, then this Warrant may also be exercised at the Holder’s election, in whole or in part, at such time by means of a “cashless exercise”. The Holder of the warrant did not require that the Company register the common shares to be issued under the warrant in the Registration Statement declared effective August 31, 2017. (Please see NOTE D - NOTES PAYABLE TO THIRD PARTIES for further information).

On September 14, 2017, the Company issued Emet Capital Partners, LLC a warrant granting the holder the right to purchase 110,000 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. If at any time after the Initial Exercise Date, there is no effective registration statement registering the Warrant Shares, or no current prospectus available for the resale of the Warrant Shares by the Holder, then this Warrant may also be exercised at the Holder’s election, in whole or in part, at such time by means of a “cashless exercise”. The Holder of the warrant did not require that the Company register the common shares to be issued under the warrant in the Registration Statement declared effective August 31, 2017. (Please see NOTE D - NOTES PAYABLE TO THIRD PARTIES for further information).

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2018 and 2017 (Unaudited)

NOTE G - ISSUANCES OF COMMON STOCK AND WARRANTS (continued)

On March 28, 2018, the Company issued Emet Capital Partners, LLC a warrant granting the holder the right to purchase 98,600 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. If at any time after the Initial Exercise Date, there is no effective registration statement registering the Warrant Shares, or no current prospectus available for the resale of the Warrant Shares by the Holder, then this Warrant may also be exercised at the Holder’s election, in whole or in part, at such time by means of a “cashless exercise”. The Holder of the warrant has not requested that the Company register the common shares to be issued under the warrant. (Please see NOTE D - NOTES PAYABLE TO THIRD PARTIES for further information).

As of March 31, 2018, the Company has three warrants issued and outstanding granting the holders the right to purchase up to a total of 648,600 shares of its common stock.

NOTE H - INCOME TAXES

At March 31, 2018 the Company has available for federal income tax purposes a net operating loss carry forward of approximately $133,792, of which $94,607 expires in the year 2037, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

The Company’s deferred taxes as of March 31, 2018 and December 31, 2017 consist of the following:

	March 31, 2018	December 31, 2017
Non-Current deferred tax asset:	-
Net operating loss carry-forwards (a)	$28,096	$19,867
Valuation allowance (a)	(28,096)	(19,867)
Net non-current deferred tax asset	$-	$-

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% for 2018 and 35% for 2017 to pretax income due to the following:

	Three Months Ended
	March 31, 2018	March 31, 2017
Expected tax at 21% for 2018 (a) and 35% for 2017	$(17,914)	$(185,607)
Non-deductible stock-based compensation	525	183,750
Non-deductible expense from derivative liability	4,544	-
Non-deductible amortization of debt discounts	4,616	-
Change in Valuation allowance	8,229	1,857
Provision for (benefit from) income taxes	$-	$-

(a)	As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, the United States corporate income tax rate was changed to 21% effective January 1, 2018. Accordingly, we reduced our deferred income tax asset relating to our net operating loss carryforward (and the valuation allowance thereon) by $13,245 from $33,112 to $19,867 as of December 31, 2017.

All tax years remain subject to examination by the Internal Revenue Service.

NOTE I - COMMITMENTS AND CONTINGENCIES

Directors Service Agreement

On March 10, 2017, the Company executed a Board of Directors Service Agreement with Wayne Anderson. Under the terms of the Agreement, commencing April 1, 2017 the Company is to pay Mr. Anderson $10,000 per quarter for which Mr. Anderson serves on the Board of Directors. In addition to cash compensation, the Company is to issue Mr. Anderson 10,000 shares of its common stock for each quarter served. For the three months ended March 31, 2018, the Company expensed $12,500 (including $2,500 stock based) under the Agreement. At March 31, 2018 and December 31, 2017, $50,000 due Mr. Anderson (including $10,000 stock based) and $37,500 due Mr. Anderson (including $7,500 stock based) is included in “Accounts Payable and Accrued Expenses” in the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, respectively.

Occupancy

From March 14, 2014 (inception) to March 31, 2018 and continuing, the Company has used office space provided by its former parent company, Sylios Corp, at no cost to the Company.

NOTE J - SUBSEQUENT EVENTS

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

NOTE K - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated the Consolidated Financial Statements at March 31, 2018 and for the three months then ended (which were previously included in the Company’s 10Q filed with the Securities and Exchange Commission on May 21, 2018) in order to correct certain presentation errors included in the unreviewed March 31, 2018 consolidated financial statements included in the Form 10-Q filed on May 21, 2018.

The effect of the restatement adjustments on the Consolidated Balance Sheet at March 31, 2018 follows:

	As Previously Reported	Restatement Adjustments	As Restated

Total assets	$993	$-	$993

Accounts payable and accrued expenses	$66,918	$-	$66,918
Notes payable to third parties	59,403	150	59,553
Derivative liability	259,142	-	259,142
Other liabilities	91,305	-	91,305
Total liabilities	476,768	150	476,918

Common stock	29,381	-	29,381
Additional paid-in capital	495,994	-	495,994
Accumulated deficit	(1,001,150)	(150)	(1,001,300)

Total stockholders’ (deficiency)	(475,775)	(150)	(475,925)
Total liabilities and stockholders’ (deficiency)	$993	$-	$993

The effect of the restatement adjustments on the Consolidated Statement of Operations for the three months ended March 31, 2018 follows:

	As Previously Reported	Restatement Adjustments	As Restated

Sales	$136	$-	$136
Cost of Sales	72	-	72
Gross profit	64	-	64
Total operating expenses	40,184	(20,000)	20,184
Loss from operations	(40,120)	20,000	(20,120)

Expense from derivative liability	22,013	(375)	21,638
Expense from issuance of convertible note to lender in exchange for lender’s waiver of event of default	-	20,000	20,000
Interest expense	1,565	-	1,565
Amortization of debt discounts	21,455	525	21,980
Total other expenses	45,033	20,150	65,183
Net loss	$(85,153)	$(150)	$(85,303)

Basic and diluted loss per common share	$(.00)	$(.00)	$(.00)

The effect of the restatement adjustments on the Consolidated Statement of Cash Flows for the three months ended March 31, 2018 follows:

	As Previously Reported	Restatement Adjustments	As Restated

Net loss	$(85,153)	$(150)	$(85,303)
Stock-based compensation	-	2,500	2,500
Expense from derivative liability	22,013	(375)	21,638
Expense from issuance of convertible note to lender in exchange for lender’s waiver of event of default	-	20,000	20,000
Amortization of debt discounts	21,455	525	21,980
Increase in accounts payable and accrued expenses	5,621	(2,444)	3,177
Increase in accrued interest	1,565	-	1,565
Net cash provided by (used in) operating activities	(34,499)	20,056	(14,443)

Proceeds from loans payable to related parties	2,399	(56)	2,343
Proceeds from notes payable to third parties	33,093	(20,993)	12,100
Net cash provided by (used in) financing activities	35,492	(21,049)	14,443
Net increase in cash	$993	$(993)	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Business

The Company’s business segments are divided into four operating segments:

1. E-commerce- Through the Company’s wholly owned subsidiary, GCC Superstore, LLC, the Company has established an online store whose merchandise includes pipes, vaporizers, grinders, hemp related products, CBD (Cannabidiol) related products and additional products focusing on the cannabis industry. The online store, GCC Superstore, was opened in June 2017 and can be found at www.gccsuperstore.com. At present, the GCC Superstore carries in excess of 1000 products from 20 suppliers and over 50 brands. The online store operates under a “drop-ship” model which affords it the benefit of less capital expenditure on inventory. Please see NOTE J - SUBSEQUENT EVENTS for further information.

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

The GCC Superstore is accessible at the Company’s a website, www.GCCSuperstore.com. The Company is currently in the process of developing an app as a free mobile application which can be downloaded through the iOS APP Store or the Google Play Marketplace. The Company anticipates that the mobile app will be fully developed and ready for download during the fourth quarter of 2018. There is no guarantee that either marketplace will approve the downloading of the Company’s app due to the nature of our business. Please see NOTE J - SUBSEQUENT EVENTS for further information.

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

Cost of sales was $72 for the three months ended March 31, 2018 and $0 for the three months ended March 31, 2017. Our operating expenses in the three months ended March 31, 2018 amounted to $20,184 as compared to $529,557 for the three months ended March 31, 2017.

Our net loss in the three months ended March 31, 2018, was $85,303 as compared to the net loss of $530,307 during the three months ended March 31, 2017.

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

Liquidity and Capital Resources

We had $993 cash on hand at March 31, 2018, compared to $750 at March 31, 2017.

At March 31, 2018, we had $101,225 in principal amount of outstanding convertible notes.

The proceeds from loans, convertible debentures as well as cash on hand is being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the three months ended March 31, 2018 and 2017.

	March 31, 2018	March 31, 2017
Net cash used in operating activities	$(14,443)	$(4,557)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	14,443	5,307
Net increase(decrease) in cash	-	750

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

We are authorized to issue up to 500,000,000 shares of common stock, of which 29,380,969 shares of common stock are issued and outstanding as of June 7, 2018. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K. Please see NOTE G - ISSUANCES OF COMMON STOCK AND WARRANTS for further information.

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

Signatures	Title	Date

/s/ Jimmy Wayne Anderson	President (Principal Executive Officer), Acting Chief Financial Officer	June 8, 2018
(Principal Accounting Officer) and Chairman of the Board of Directors

