Form 10-Q
period 2018-06-30
Greater Cannabis Company, Inc.
filed 2018-08-20
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 29,580,969 shares of common stock as of August 17, 2018.

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

THE GREATER CANNABIS COMPANY, INC.

JUNE 30, 2018

FORM 10-Q

INDEX

Page
PART I- FINANCIAL INFORMATION
ITEM 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017	F-2
Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 (Unaudited)	F-3
Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (Unaudited)	F-5
Notes to Consolidated Financial Statements (Unaudited)	F-6

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$993
Total current assets	-	993
Total assets	$-	$993

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$90,724	$61,241
Accrued interest	15,361	11,578
Loans payable to related parties	19,299	9,902
Notes payable to third parties	83,323	37,574
Notes payable to related party	65,917	65,917
Derivative liability	270,502	205,403
Total current liabilities and total liabilities	545,126	391,615

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 10,000,000 shares authorized, $.001 par value, as of June 30, 2018 and December 31, 2017, there are no shares outstanding	-	-
Common stock; 500,000,000 shares authorized, $.001 par value, as of June 30, 2018 and December 31, 2017, there are 29,380,969 and 29,380,969 shares outstanding, respectively	29,381	29,381
Additional paid-in capital	495,994	495,994
Accumulated deficit	(1,070,501)	(915,997)

Total stockholders’ (deficiency)	(545,126)	(390,622)
Total liabilities and stockholders’ (deficiency)	$-	$993

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2018 and 2017 (Unaudited)

	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)
Revenue:
Sales	$136	$73

Cost of sales	72	43

Gross profit	64	30

Operating Expenses:
Officer compensation (including stock-based compensation of $0 and $500,000, respectively)	-	500,000
Director Compensation (including stock-based compensation of $5,000 and $2,500, respectively)	25,000	12,500
Consulting fees (including stock-based compensation of $0 and $25,000, respectively)	-	25,000
Other selling, general and administrative expenses	32,538	23,956
Total operating expenses	57,538	561,456

Loss from operations	(57,474)	(561,426)

Other expenses:
Expense from derivative liability	27,498	126,396
Expense from issuance of convertible note to lender in exchange for lender’s waiver of event of default	20,000	-
Interest expense	3,783	1,779
Amortization of debt discounts	45,749	5,425
Total other expenses	97,030	133,600

Net loss	$(154,504)	$(695,026)

Basic and diluted loss per common share	$(.01)	$(.02)

Weighted average common shares outstanding-basic and diluted	29,380,969	27,978,345

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2018 and 2017 (Unaudited)

	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)
Revenue:
Sales	$-	$73

Cost of sales	-	43

Gross profit	-	30

Operating Expenses:
Director Compensation (including stock-based compensation of $2,500 and $2,500, respectively)	12,500	12,500
Other selling, general and administrative expenses	24,854	19,399
Total operating expenses	37,354	31,899

Loss from operations	(37,354)	(31,869)

Other expenses:
Expense from derivative liability	5,860	126,396
Expense from issuance of convertible note to lender in exchange for lender’s waiver of event of default	-	-
Interest expense	2,218	1,029
Amortization of debt discounts	23,769	5,425
Total other expenses	31,847	132,850

Net loss	$(69,201)	$(164,719)

Basic and diluted loss per common share	$(.00)	$(.01)

Weighted average common shares outstanding-basic and diluted	29,380,969	29,005,969

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2018 and 2017 (Unaudited)

	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net (loss)	$(154,504)	$(695,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,000	527,500
Expense from derivative liability	27,498	126,396
Expense from issuance of convertible note to lender in exchange for lender’s waiver of event of default	20,000	-
Amortization of debt discounts	45,749	5,425

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	24,484	15,427
Accrued interest	3,783	1,779
Net cash used in operating activities	(27,990)	(18,499)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from note payable to related party	-	4,557
Payments on note payable to related party	-	(12,000)
Proceeds from loans payable to related parties	9,397	1,837
Proceeds from notes payable to third parties	17,600	24,855

Net cash provided by financing activities	26,997	19,249

NET INCREASE (DECREASE) IN CASH	(993)	750

CASH BALANCE, BEGINNING OF PERIOD	993	-

CASH BALANCE, END OF PERIOD	$-	$750-

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2018 and 2017 (Unaudited)

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

For the six months ended June 30, 2018 and 2017 (Unaudited)

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

For the six months ended June 30, 2018 and 2017 (Unaudited)

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

On July 17, 2017, the Company entered into an Advisory Agreement with MCAP, LLC (“MCAP”), whereby MCAP will act as the Company’s advisor in connection with quoting the Company’s securities on OTCQB or OTCQX, Under the terms of the Agreement, the advisor’s services will include rendering advice to the Company with respect to eligibility for becoming quoted on the OTCQB/OTCQX and educating, advising and assisting the Company in complying with its ongoing OTCQB/OTCQX disclosure obligations under current federal and state securities laws. The Company is to compensate MCAP a total of $15,000 with the first payment of $5,000 to be made upon execution of the Advisory Agreement, the second payment of $5,000 to be made on or before August 2, 2017 and the final payment of $5,000 to be made upon the Company’s acceptance on OTCQB/OTCQX. The Company made the initial payment of $5,000 on July 18, 2017. The Company made the second payment, but not the third payment due to MCAP. The Agreement entered into between the parties is still in effect.

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

On July 31, 2018, the Company acquired Green C Corporation, a company incorporated in the Province of Ontario Canada. Please see NOTE J- SUBSEQUENT EVENTS for further information.

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

For the six months ended June 30, 2018 and 2017 (Unaudited)

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

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, the Company’s consolidated financial position as of June 30, 2018, and the results of its operations for the six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2018.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of June 30, 2018, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2018 and 2017 (Unaudited)

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

For the six months ended June 30, 2018 and 2017 (Unaudited)

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

Website Costs

Website costs are expensed as incurred. For the six months ended June 30, 2018 and 2017, website expense was $485 and $0, respectively.

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

For the six months ended June 30, 2018 and 2017 (Unaudited)

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

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the period ended June 30, 2018, the Company excluded 1,225,800 shares relating to convertible notes payable to third parties (Please see NOTE D - NOTES PAYABLE TO THIRD PARTIES for further information) and 657,800 shares relating to outstanding warrants (Please see NOTE G - ISSUANCES OF COMMON STOCK AND WARRANTS for further information) from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive.

Recently Enacted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all prior revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. As amended by the FASB in July 2015, the standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). ASU 2014-09 has had no impact on our Financial statements for the six months ended June 30, 2018.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2018 and 2017 (Unaudited)

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). ASU 2016-08 has had no impact on our Financial statements for the six months ended June 30, 2018.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify the following two aspects of Topic 606: 1) identifying performance obligations, and 2) the licensing implementation guidance. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). ASU 2016-10 has had no impact on our Financial statements for the six months ended June 30, 2018.

On July 13, 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2017-11. Among other things, ASU 2017-11 provides guidance that eliminates the requirement to consider “down round” features when determining whether certain financial instruments or embedded features are indexed to an entity’s stock and need to be classified as liabilities. ASU 2017-11 provides for entities to recognize the effect of a down round feature only when it is triggered and then as a dividend and a reduction to income available to common stockholders in basic earnings per share. The guidance is effective for annual periods beginning after December 15, 2018. The Company expects to adopt ASU 2017-11 commencing in the quarterly period ended March 31, 2019. The effect of adoption will be to eliminate derivative liability classification for warrants outstanding that contain “down round” (or “ratchet-down”) provisions but do not contain variable conversion features based on the future trading price of the Company’s common stock. At June 30, 2018, the derivative liability of such warrants was $141,820.

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: as of June 30, 2018, we had a cumulative net loss of $1,070,501. For the six months ended June 30, 2018, we used $27,990 cash from operating activities. As of June 30, 2018, we had $0 in cash available to fund operations. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements (which debt service approximates $180,000 through August 2019).

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2018 and 2017 (Unaudited)

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

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through August 2019.

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

NOTE C - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	June 30, 2018	December 31, 2017
Due to Chief Executive Officer	$10,715	$7,040
Due to Sylios Corp and three affiliates of Sylios Corp	8,584	2,862
Total	$19,299	$9,902

The loans are non-interest bearing and are due on demand.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2018 and 2017 (Unaudited)

NOTE D - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	June 30, 2018	December 31, 2017
Convertible Promissory Note dated May 25, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due May 25, 2018-less unamortized debt discount of $0 and $21,849 at June 30, 2018 and December 31, 2017, respectively (i)	55,000	33,151
Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018-less unamortized debt discount of $2,771 and $9,702 at June 30, 2018 and December 31, 2017, respectively (ii)	10,979	4,048
Convertible Promissory Note dated January 9, 2018 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due January 9, 2019-less unamortized debt discount of $10,522 and $0 at June 30, 2018 and December 31, 2017, respectively (iii)	9,478	-
Allonge to the Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018-less unamortized debt discount of $5,614 and $0 at June 30, 2018 and December 31, 2017, respectively (iv)	6,486	-
Allonge 2 to the Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018-less unamortized debt discount of $4,495 at June 30, 2018(v)	1,005	-
Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	375	375
Total	$83,323	$37,574

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

(iv) On March 28, 2018, the Company made an Allonge to the Convertible Debenture due September 14, 2018 (hereinafter the “Allonge”) to Emet Capital Partners, LLC. The Principal Amount as stated on the face of the Debenture was increased to $25,850 ($13,750 – original Principal Amount of the Debenture + $12,100 Allonge). The amendment to the Principal Amount due and owing on the Debenture described herein notwithstanding, the Holder does not waive interest that may have accrued at a default rate of interest and liquidated damages, if any, that may have accrued on the Debenture through the date of this Allonge, which default interest and liquidated damages, if any, remain outstanding and payable. As part of the transaction, EMET was also issued a warrant granting the holder the right to purchase up to 98,600 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. Please see NOTE F - DERIVATIVE LIABILITY for further information.

(v) On June 13, 2018, the Company made a second Allonge to the Convertible Debenture due September 14, 2018 (hereinafter the “Allonge”) to Emet Capital Partners, LLC. The Principal Amount as stated on the face of the Debenture was increased to $31,350 ($13,750 – original Principal Amount of the Debenture + $12,100 1st Allonge + $5,500 2nd Allonge). The amendment to the Principal Amount due and owing on the Debenture described herein notwithstanding, the Holder does not waive interest that may have accrued at a default rate of interest and liquidated damages, if any, that may have accrued on the Debenture through the date of this Allonge, which default interest and liquidated damages, if any, remain outstanding and payable. As part of the transaction, EMET was also issued a warrant granting the holder the right to purchase up to 11,000 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. Please see NOTE F - DERIVATIVE LIABILITY for further information.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2018 and 2017 (Unaudited)

NOTE E - NOTES PAYABLE TO RELATED PARTY

Notes payable to related party consist of:

	June 30, 2018	December 31, 2017
Promissory Note dated August 12, 2014 payable to Sylios Corp, interest at 3%	$61,360	$61,360
Promissory Note dated March 31, 2017 payable to Sylios Corp, interest at 3%, due September 30, 2017	4,557	4,557
Total	$65,917	$65,917

NOTE F - DERIVATIVE LIABILITY

The derivative liability at June 30, 2018 and December 31, 2017 consisted of:

	June 30, 2018	December 31, 2017
Convertible Promissory Note dated May 25, 2017 payable to EMET Capital Partners, LLC Please see NOTE D – NOTES PAYABLE TO THIRD PARTIES for further information	$68,860	$65,868
Warrants issued to EMET in connection with the above Convertible Promissory Note dated May 25, 2017. Please see NOTE D – NOTES PAYABLE TO THIRD PARTIES for further information	93,720	96,580
Convertible Promissory Note dated September 14, 2017 payable to EMET Capital Partners, LLC Please see NOTE D – NOTES PAYABLE TO THIRD PARTIES for further information	15,070	18,381
Warrants issued to EMET in connection with the above Convertible Promissory Note dated September 14, 2017. Please see NOTE D – NOTES PAYABLE TO THIRD PARTIES for further information	23,958	24,574
Convertible Promissory Note dated January 9, 2018 payable to EMET Capital Partners, LLC Please see NOTE D – NOTES PAYABLE TO THIRD PARTIES for further information	25,312	-
Allonge dated March 28, 2018 to the Convertible Promissory Note dated September 14, 2017 Please see NOTE D – NOTES PAYABLE TO THIRD PARTIES for further information	13,262	-
Warrants issued to EMET in connection with the above Allonge dated March 28, 2018 to the Convertible Promissory Note dated September 14, 2017. Please see NOTE D – NOTES PAYABLE TO THIRD PARTIES for further information	21,654	-
Allonge 2 dated June 13, 2018 to the Convertible Promissory Note dated September 14, 2017 Please see NOTE D – NOTES PAYABLE TO THIRD PARTIES for further information	6,178	-
Warrants issued to EMET in connection with the above Allonge 2 dated June 13, 2018 to the Convertible Promissory Note dated September 14, 2017. Please see NOTE D – NOTES PAYABLE TO THIRD PARTIES for further information	2,488	-
Total derivative liability	$270,502	$205,403

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

For the six months ended June 30, 2018 and 2017 (Unaudited)

NOTE F - DERIVATIVE LIABILITY (continued)

The fair value of the derivative liability was measured at the respective issuance dates and at June 30, 2018 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2018 were (1) stock price of $0.25 per share, (2) conversion price of $0.125 per share, (3) terms ranging from 2 months to 7 months, (4) expected volatility of 161%, and (5) risk free interest rates ranging from 1.89% to 2.11%. Assumptions used for the calculation of the derivative liability of the warrants at June 30, 2018 were (1) stock price of $0.25 per share, (2) exercise price of $0.50 per share, (3) terms ranging from 47 months to 60 months, (4) expected volatility of 161%, and (5) risk free interest rates ranging from 2.68% to 2.74%.

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

Effective March 22, 2017, the Company issued 100,000 shares of its common stock to a consulting firm entity for services rendered. The $25,000 estimated fair value of the 100,000 shares has been expensed as consulting fees in the three months ended March 31, 2017.

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

For the six months ended June 30, 2018 and 2017 (Unaudited)

NOTE G - ISSUANCES OF COMMON STOCK AND WARRANTS (continued)

On March 28, 2018, the Company issued Emet Capital Partners, LLC a warrant granting the holder the right to purchase 96,800 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. If at any time after the Initial Exercise Date, there is no effective registration statement registering the Warrant Shares, or no current prospectus available for the resale of the Warrant Shares by the Holder, then this Warrant may also be exercised at the Holder’s election, in whole or in part, at such time by means of a “cashless exercise”. The Holder of the warrant has not requested that the Company register the common shares to be issued under the warrant. (Please see NOTE D - NOTES PAYABLE TO THIRD PARTIES for further information).

On June 13, 2018, the Company issued Emet Capital Partners, LLC a warrant granting the holder the right to purchase 11,000 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. If at any time after the Initial Exercise Date, there is no effective registration statement registering the Warrant Shares, or no current prospectus available for the resale of the Warrant Shares by the Holder, then this Warrant may also be exercised at the Holder’s election, in whole or in part, at such time by means of a “cashless exercise”. The Holder of the warrant has not requested that the Company register the common shares to be issued under the warrant. (Please see NOTE D - NOTES PAYABLE TO THIRD PARTIES for further information).

As of June 30, 2018, the Company has four warrants issued and outstanding granting the holders the right to purchase up to a total of 657,800 shares of its common stock.

The following table summarizes information about warrants outstanding as of June 30, 2018:

Range of	Number Outstanding	Average Remaining
Exercise Prices	at June 30, 2018	Contractual Life

$0.50	440,000	47 Months
$0.50	110,000	51 Months
$0.50	96,800	57 Months
$0.50	11,000	60 Months

NOTE H - INCOME TAXES

At June 30, 2018 the Company has available for federal income tax purposes a net operating loss carry forward of approximately $170,964, of which $94,607 expires in the year 2037, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

The Company’s deferred taxes as of June 30, 2018 and December 31, 2017 consist of the following:

	June 30, 2018	December 31, 2017
Non-Current deferred tax asset:	-
Net operating loss carry-forwards (a)	$35,881	$19,867
Valuation allowance (a)	(35,881)	(19,867)
Net non-current deferred tax asset	$-	$-

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% for 2018 and 35% for 2017 to pretax income due to the following:

	Six Months Ended
	June 30, 2018	June 30, 2017
Expected tax at 21% for 2018 (a) and 35% for 2017	$(32,446)	$(243,259)
Non-deductible stock-based compensation	1,050	184,625
Non-deductible expense from derivative liability	5,775	44,238
Non-deductible amortization of debt discounts	9,607	1,899
Change in Valuation allowance	16,014	12,497
Provision for (benefit from) income taxes	$-	$-

(a)	As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, the United States corporate income tax rate was changed to 21% effective January 1, 2018. Accordingly, we reduced our deferred income tax asset relating to our net operating loss carryforward (and the valuation allowance thereon) by $13,245 from $33,112 to $19,867 as of December 31, 2017.

All tax years remain subject to examination by the Internal Revenue Service.

NOTE I - COMMITMENTS AND CONTINGENCIES

Directors Service Agreement

On March 10, 2017, the Company executed a Board of Directors Service Agreement with Wayne Anderson. Under the terms of the Agreement, commencing April 1, 2017 the Company is to pay Mr. Anderson $10,000 per quarter for which Mr. Anderson serves on the Board of Directors. In addition to cash compensation, the Company is to issue Mr. Anderson 10,000 shares of its common stock for each quarter served. For the six months ended June 30, 2018, the Company expensed $25,000 (including $5,000 stock based) under the Agreement. At June 30, 2018 and December 31, 2017, $62,500 due Mr. Anderson (including $12,500 stock based) and $37,500 due Mr. Anderson (including $7,500 stock based) is included in “Accounts Payable and Accrued Expenses” in the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, respectively.

Occupancy

From March 14, 2014 (inception) to June 30, 2018, the Company has used office space provided by its former parent company, Sylios Corp, at no cost to the Company.

NOTE J - SUBSEQUENT EVENTS

Quotation of Common Stock

On July 9, 2018, the Company was notified that its common stock would begin being quoted on July 10, 2018, under the symbol “GCAN.”

Acquisition of Green C Corporation

On July 31, 2018, the Company entered into and consummated a voluntary share exchange transaction with Green C Corporation, a company incorporated under the laws of the Province of Ontario (“Green C”) and the shareholders of Green C (the “Selling Shareholders”) pursuant to a Share Exchange Agreement by and among the Company, Green C and the Selling Shareholders (the “Exchange Agreement”).

In connection with the Exchange Agreement, the Company issued a total of 9,411,998 shares of Series A Convertible Preferred Stock to the Selling Shareholders and Green C became a wholly owned subsidiary of the Company. Each share of Series A Convertible Stock is convertible into 50 shares of common stock and is entitled to 50 votes on all matters as a class with the holders of common stock. The Exchange Agreement provides that in the event that the Company fails to (i) file its quarterly and annual reports on Forms 10-Q and 10-K in a timely manner through September 30, 2019, or (ii) the License Agreement between Green C and Pharmedica, Ltd dated June 21, 2018 is terminated through September 30, 2019, the Exchange Agreement and transactions thereunder may be reversed and lose all force and effect.

As part of the terms of the transaction, Aitan Zacharin was appointed as chief executive officer and director of the Company and Mark Radon as the Company’s chief legal officer. Upon their appointment, Wayne Anderson resigned as an officer and director. Further information can be found on the Company’s filing with the Securities and Exchange Commission on Form 8-K dated August 3, 2018.

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

3. Licensing- The Company is actively seeking licensing opportunities in the cannabis sector, for intellectual property, products and dispensary means. At present, the Company does not have any active licensing agreements. On July 31, 2014, the Company entered into a Licensing Agreement with Artemis Dispensing Technologies for the development and resell of an automated dispensing product. Under the collaboration and license agreement, Artemis was to be responsible for the development of a high-end automated dispensing product. Upon launch and sales of the product, Artemis was to be responsible for the installation, training and customer support for the hardware and software. The Company was to be responsible for direct sales, addition of key distributors and sublicensing of specific territories within the U.S. The initial term of the Agreement expired December 31, 2016 and in the opinion of management the Agreement is no longer in effect.

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

Results of Operations

For the six months ended June 30, 2018, the Company generated $136 in quarterly revenue compared to $73 in 2017. During the quarter ended June 30, 2018, the Company’s revenue was negatively impacted due to the termination of its former merchant agreement through the Shopify platform. The Company’s former merchant vendor elected to terminate the agreement due to certain products that the GCC Superstore carried and sold. The Company has identified a new merchant vendor that will permit the GCC Superstore to carry certain products such as CBD and Kratom. Once fully implemented, sales transactions can be completed on the GCC Superstore.

Cost of sales was $72 for the six months ended June 30, 2018 and $43 for the six months ended June 30, 2017. Our operating expenses in the six months ended June 30, 2018 amounted to $57,538 as compared to $561,456 for the six months ended June 30, 2017.

Our net loss in the six months ended June 30, 2018, was $154,504 as compared to the net loss of $695,026 during the six months ended June 30, 2017.

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

Liquidity and Capital Resources

We had $0 cash on hand at June 30, 2018, compared to $750 at June 30, 2017.

At June 30, 2018, we had $106,725 in principal amount of outstanding convertible notes.

The proceeds from loans, convertible debentures as well as cash on hand is being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the six months ended June 30, 2018 and 2017.

	June 30, 2018	June 30, 2017
Net cash used in operating activities	$(27,990)	$(18,499)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	26,997	19,249
Net increase(decrease) in cash	(993)	750

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

Changes in Internal Controls

During the quarter ended June 30, 2018, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We are authorized to issue up to 500,000,000 shares of common stock, of which 29,380,969 shares of common stock are issued and outstanding as of June 30, 2018. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of the Company’s common stock issued during the fiscal quarter ended June 30, 2018.

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

No.	Description
2.1	Share Exchange Agreement by and among the Company, Green C and the Selling Shareholders dated July 31, 2018 (previously filed on Form 8-K on August 3, 2018)
3.1	Articles of Organization (previously filed with Form S-1 on June 20, 2017)
3.2	Notice of Conversion (previously filed with Form S-1 on June 20, 2017)
3.3	Articles of Incorporation (previously filed with Form S-1 on June 20, 2017)
3.4	Bylaws (previously filed with Form S-1 on June 20, 2017)
3.5	The Greater Cannabis Company, LLC Reinstatement State of Florida dated January 12, 2017 (previously filed with Form S-1 on June 20, 2017)
3.6	Articles of Organization GCC Investment Holdings, LLC dated July 20, 2017 (previously filed on Amendment No. 2 to Form S-1 on August 8, 2017)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on June 20, 2017)
5.1	Legal Opinion of John T. Root, Jr.
10.1	Anti-Dilution Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated as of February 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.2	Licensing Agreement with Artemis Technologies (previously filed with Form S-1 on June 20, 2017)
10.3	Valvasone Trust Consulting Agreement dated as of December 24, 2016 (previously filed with Form S-1 on June 20, 2017)
10.4	Asset Acquisition Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated April 21, 2017 (previously filed with Form S-1 on June 20, 2017)
10.5	Collateral Agreement with SLMI Energy Holdings, LLC and Sylios Corp dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.6	Resale Certificate (previously filed with Form S-1 on June 20, 2017)
10.7	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of August 12, 2014 (previously filed with Form S-1 on June 20, 2017)
10.8	Board of Directors Services Agreement with Jimmy Wayne Anderson dated as of March 10, 2017 (previously filed with Form S-1 on June 20, 2017)
10.9	Promissory Note between The Greater Cannabis Company, Inc. and Expert Witness Locators dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.10	Promissory Note between The Greater Cannabis Company, Inc. and John T. Root, Jr. dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.11	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of March 31, 2017 (previously filed with Form S-1 on June 20, 2017)
10.12	Registration Rights Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.13	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.14	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.15	Escrow Agreement among The Greater Cannabis Company, Inc., Emet Capital Partners, LLC and Grushko & Mittman, P.C., as escrow agent, dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.16	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.17	Advisory Agreement between The Greater Cannabis Company, Inc. and MCAP, LLC dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.18	Convertible Promissory Note and Warrant Coverage between The Greater Cannabis Company, Inc. and Xeraflop Technologies, Inc. dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.19	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.20	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.21	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.22	Waiver between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of January 9, 2018 (previously filed on Form 8-K on April 2, 2018)
10.23	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of January 9, 2018 (previously filed on Form 8-K on April 2, 2018)
10.24	Allonge made by The Greater Cannabis Company, Inc. to Emet Capital Partners, LLC dated March 28, 2018 (previously filed on Form 10-K on April 17, 2018)
10.25	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of March 28, 2018 (previously filed on Form 10-K on April 17, 2018)
10.26	Amended Allonge made by The Greater Cannabis Company, Inc. to Emet Capital Partners, LLC dated March 28, 2018 (previously filed on Form 8-K on May 17, 2018)
10.27	Allonge 2 made by The Greater Cannabis Company, Inc. to Emet Capital Partners, LLC dated June 13, 2018 (previously filed on Form 8-K on June 15, 2018)
10.28	Adoption Agreement made by Emet Capital Partners, LLC dated June 13, 2018 (previously filed on Form 8-K on June 15, 2018)
10.29	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of June 13, 2018 (previously filed on Form 8-K on June 15, 2018)
10.30	Aitan Zacharin Service Agreement dated July 31, 2018 (previously filed on Form 8-K on August 3, 2018)
10.31	Mark Radom Service Agreement dated July 31, 2018 (previously filed on Form 8-K on August 3, 2018)
10.32	Wayne Anderson Release and Debt Forgiveness Agreement dated July 31, 2018 (previously filed on Form 8-K on August 3, 2018)
10.33	Aitan Zacharin Indemnification Agreement dated July 31, 2018 (previously filed on Form 8-K on August 3, 2018)
10.34	Mark Radom Indemnification Agreement dated July 31, 2018 (previously filed on Form 8-K on August 3, 2018)
10.35	Wayne Anderson Consulting Agreement dated July 31, 2018 (previously filed on Form 8-K on August 3, 2018)
10.36	License Agreement with Pharmedica Ltd. dated June 21, 2018 (previously filed on Form 8-K on August 3, 2018)
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on June 20, 2017)
21.1	Articles of Organization GCC Superstore, LLC (previously filed with Form S-1 on June 20, 2017)
23.1	Consent of John T. Root, Jr. (Please see Exhibit 5.1 Legal Opinion of John T. Root, Jr.) (previously filed with Amendment No. 3 to Form S-1 on August 25, 2017)
23.2	Consent of Michael T. Studer, CPA
Graphic	Corporate logo- GCC (previously filed with Form S-1 on June 20, 2017)
Graphic	Corporate logo GCC Superstore (previously filed with Form S-1 on June 20, 2017)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

+ Filed hereby with this Registration Statement.

++ To be filed by subsequent amendment.

XBRL Exhibits will be filed by subsequent amendment.

ITEM 7. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Signatures	Title	Date

/s/ Aitan Zacharin	Chief Executive Officer (Principal Executive Officer), Acting Chief Financial Officer	August 20, 2018
(Principal Accounting Officer) and Chairman of the Board of Directors

