Form 10-Q
period 2018-09-30
Greater Cannabis Company, Inc.
filed 2018-11-19
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2018

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

15 Walker Avenue Suite 101

Baltimore, MD 21208

(Address of principal executive offices, including Zip Code)

(443)-738-4051

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,880,969 shares of common stock as of November 19, 2018.

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

THE GREATER CANNABIS COMPANY, INC.

SEPTEMBER 30, 2018

FORM 10-Q

INDEX

Page
PART I- FINANCIAL INFORMATION
ITEM 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	F-2
Consolidated Statements of Operations for the nine months ended September 30, 2018 and 2017 (Unaudited)	F-3
Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (Unaudited)	F-5
Notes to Consolidated Financial Statements (Unaudited)	F-6

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)	(Note A)
ASSETS
CURRENT ASSETS
Cash	$87,741	$-
Total current assets	87,741	-

OTHER ASSETS
Pharmedica Exclusive License Agreement (less accumulated amortization of $ 5,251)	94,749	-

Total assets	$182,490	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$59,562	$-
Accrued interest	2,123	-
Loans payable to related parties	260,000	-
Notes payable to third parties	80,189	-
Derivative liability	482,667	-
Total current liabilities and total liabilities	884,541	-

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 10,000,000 shares authorized, $.001 par value, as of September 30, 2018 and December 31, 2017, there are 9,411,998 and no shares outstanding, respectively	9,412	-
Common stock; 500,000,000 shares authorized, $.001 par value, as of September 30, 2018 and December 31, 2017, there are 30,846,492 and -0- shares outstanding, respectively	30,846	-
Class A common stock of Green C Corporation; Unlimited shares authorized no par value, as of December 31, 2017, there are 100 shares outstanding (Note A)	-	-
Additional paid-in capital	121,234	-
Accumulated deficit	(863,543)	-

Total stockholders’ (deficiency)	(702,051)	-
Total liabilities and stockholders’ (deficiency)	$182,490	$-

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2018 and 2017 (Unaudited)

	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)
Revenue:
Gross profit on product transactions (Note I)	$86,898	$-
Consulting fees from related party	8,477	-

Total revenue	95,375	-

Operating Expenses:
Officers compensation	134,593	-
Consulting fees paid to former Chief Executive Officer	50,000
Amortization of Pharmedica Exclusive License Agreement cost	5,251	-
Foreign exchange loss	152	-
Other operating expenses	20,130	-
Total operating expenses	210,126	-

Loss from operations	(114,751)	-

Other income (expenses):
Loss on conversion of note payable and accrued interest to common stock on September 19, 2018	(510,149)	-
Expense from derivative liability	(212,165)	-
Interest expense	(14,515)	-
Interest income	5,903	-
Amortization of debt discounts	(17,866)	-
Total other income (expenses)	(748,792)	-

Loss before provision for income taxes	(863,543)	-
Provision for income taxes	-	-

Net loss	$(863,543)	$-

Basic and diluted loss per common share	$(.03)	$-

Weighted average common shares outstanding-basic and diluted	29,439,590	-

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2018 and 2017 (Unaudited)

	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)
Revenue:
Gross profit on product transactions (Note I)	$-	$-
Consulting fees from related party	-	-

Total revenue	-	-

Operating Expenses:
Officers compensation	134,593	-
Consulting fees paid to former Chief Executive Officer	50,000	-
Amortization of Pharmedica Exclusive License Agreement cost	5,251	-
Foreign exchange loss	152	-
Other operating expenses	10,631	-
Total operating expenses	200,627	-

Loss from operations	(200,627)	-

Other income (expenses):
Expense from derivative liability	(212,165)	-
Loss on conversion of note payable and accrued interest to common stock on September 19, 2018	(510,149)	-
Interest expense	(14,515)	-
Interest income	-	-
Amortization of debt discounts	(17,866)	-
Total other income (expenses)	(754,695)	-

Loss before provision for income taxes	(955,322)	-
Provision for income taxes	-	-

Net loss	$(955,322)	$-

Basic and diluted loss per common share	$(.03)	$-

Weighted average common shares outstanding-basic and diluted	29,556,832	-

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2018 and 2017 (Unaudited)

	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net (loss)	$(863,543)	$-
Loss on conversion of note payable and accrued interest to common stock on September 19, 2018	510,149	-
Adjustments to reconcile net loss to net cash used in operating activities:
Expense from derivative liability	212,165	-
Amortization of Pharmedica Exclusive License Agreement cost	5,251	-
Amortization of debt discounts	17,866	-
Interest expense for default added to note payable balance	11,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	31,338	-
Accrued interest	3,515	-
Net cash used in operating activities	(72,259)	-

INVESTING ACTIVITIES
Loan to third party	296,043	-
Repayment of loan to third party	(296,043)	-
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from loan payable to related party	783	-
Repayment of loan payable to related party	(783)	-
Proceeds from loans payable to related parties	160,000	-

Net cash provided by financing activities	160,000	-

NET INCREASE IN CASH	87,741	-

CASH BALANCE, BEGINNING OF PERIOD	-	-

CASH BALANCE, END OF PERIOD	$87,741	-

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash Investing and Financing Activities:
Payment from related party to licensor of Pharmedica Exclusive License Agreement on June 26, 2018	$100,000	$-
Liabilities of The Greater Cannabis Company, Inc. at July 31, 2018 added pursuant to reverse acquisition:
Accounts payable and accrued expenses	$28,224	$-
Accrued interest	3,246	-
Notes payable to third parties	83,323	-
Derivative liability	270,502	-
Total	$385,295	$-
Conversion of note payable and accrued interest to 1,465,523 shares of common stock on September 19, 2018:
Accrued interest	$4,638	$-
Notes payable to third parties	32,000	-
Total	$36,638	$-

The accompanying notes are an integral part of these consolidated financial statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2018 and 2017 (Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Greater Cannabis Company, Inc. (the “Company”) was formed in March 2014 as a limited liability company under the name, The Greater Cannabis Company, LLC. The Company remained a wholly owned subsidiary of Sylios Corp (“Sylios”) until March 2017.

On July 31, 2018, the Company acquired 100% of the issued and outstanding shares of Class A common stock of Green C Corporation (“Green C”) in exchange for 9,411,998 newly issued shares of the Company’s Series A Convertible Preferred Stock (the “Exchange”). Each share of Series A Convertible Preferred Stock is convertible into 50 shares of common stock and is entitled to vote 50 votes per share on all matters as a class with holders of common stock. Since after the Exchange was consummated, the former shareholders of Green C and their designees own approximately 94% of the issued and outstanding voting shares of the Company, Green C is the acquirer for accounting purposes. Prior to the Exchange, the Company had no assets and nominal business operations. Accordingly, the Exchange has been treated for accounting purposes as a recapitalization by the accounting acquirer, Green C, and the accompanying consolidated financial statements of the Company reflect the assets, liabilities and operations of Green C from its inception on December 21, 2017 to July 31, 2018 and combined with the Company thereafter. See Note C (Acquisition of Green C Corporation).

Green C was incorporated on December 21, 2017 under the laws of the Province of Ontario Canada with the principal place of business in North York, Ontario.

Green C is the owner of an exclusive, worldwide license for an eluting transmucosal patch platform (“ETP”) for non-invasive drug delivery in the cannabis field as further described in the exclusive license agreement dated June 21, 2018 with Pharmedica Ltd. (see Note J).

The Company’s business plan is to (i) commercialize its ETP technology and (ii) concentrate on cannabis related investment and development opportunities through direct equity investments, joint ventures, licensing agreements or acquisitions.

The Company is actively seeking licensing opportunities in the cannabis sector for intellectual property and products. At present, the Company’s sole active, exclusive, worldwide licensing agreement is with Pharmedica Limited for its ETP technology.

Principles of Consolidation

The consolidated financial statements include the accounts of The Greater Cannabis Company, Inc., and its wholly owned subsidiaries Bud Bank, Inc.; GCC Superstore, LLC; GCC Investment Holdings, LLC; and Green C Corporation.

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, the Company’s consolidated financial position as at September 30, 2018, and the results of its operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017. These statements reflect all normal and recurring adjustments

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2018 and 2017 (Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

that, in the opinion of management, are necessary for a fair presentation of the information contained herein. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2018

Cash and Cash Equivalents

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2018, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

Financial Instruments and Fair Value of Financial Instruments

We follow ASC Topic 820, Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC Topic 820 establishes a common definition for fair value to be applied to existing US GAAP that requires the use of fair value measurements that establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC Topic 820 requires the

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2018 and 2017 (Unaudited)

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

Pharmedica Exclusive License Agreement cost

The Pharmedica Exclusive License Agreement is carried at cost less accumulated amortization. Amortization is calculated using the straight line method over the license’s estimated economic life of five years.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2018 and 2017 (Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Website Costs

Website costs are expensed as incurred. For the nine months ended September 30, 2018 and 2017, website expense was $2,455 and $0, respectively.

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

For the nine months ended September 30, 2018 and 2017 (Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs

Advertising costs are expensed as incurred. For the period presented, we had no advertising costs.

Loss per Share

We compute net loss per share in accordance with FASB ASC 260. The ASC specifies the computation, presentation and disclosure requirements for loss per share for entities with publicly held common stock.

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the periods ended September 30, 2018, the Company excluded 470,599,900 shares relating to the Series A Convertible Preferred Stock (see Note G), 3,429,000 shares relating to convertible notes payable to third parties (Please see NOTE E - NOTES PAYABLE TO THIRD PARTIES for further information) and 657,800 shares relating to outstanding warrants (Please see NOTE G - CAPITAL STOCK AND WARRANTS for further information) from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive.

Recently Enacted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all prior revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under prior U.S. GAAP. As amended by the FASB in July 2015, the standard became effective for annual periods beginning after December 15, 2017, and interim periods therein. ASU 2014-09 has had no impact on our Financial statements for the nine months ended September 30, 2018.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2018 and 2017 (Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the balance sheet. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The Company does not expect the impact of ASU 2016-02 on its future financial statements to be significant.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). ASU 2016-08 has had no impact on our Financial statements for the nine months ended September 30, 2018.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify the following two aspects of Topic 606: 1) identifying performance obligations, and 2) the licensing implementation guidance. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). ASU 2016-10 has had no impact on our Financial statements for the nine months ended September 30, 2018.

On July 13, 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2017-11. Among other things, ASU 2017-11 provides guidance that eliminates the requirement to consider “down round” features when determining whether certain financial instruments or embedded features are indexed to an entity’s stock and need to be classified as liabilities. ASU 2017-11 provides for entities to recognize the effect of a down round feature only when it is triggered and then as a dividend and a reduction to income available to common stockholders in basic earnings per share. The guidance is effective for annual periods beginning after December 15, 2018. The Company expects to adopt ASU 2017-11 commencing in the quarterly period ended March 31, 2019. The effect of adoption will be to eliminate derivative liability classification for warrants outstanding that contain “down round” (or “ratchet-down) provisions but do not contain variable conversion features based on the future trading price of the Company’s common stock. At September 30, 2018, the derivative liability of such warrants was $87,982.

NOTE B - GOING CONCERN

Under ASC 205-40, we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future obligations as they become due within one year after the date the financial statements are issued. As required by this standard, our evaluation shall initially not take into consideration the potential mitigating effects of our plans that have not been fully implemented as of the date the financial statements are issued.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2018 and 2017 (Unaudited)

NOTE B - GOING CONCERN (continued)

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of September 30, 2018, the Company had cash of $ 87,741, total current liabilities of $ 884,541, and negative working capital of $ 796,800. For the nine months ended September 30, 2018, we incurred a net loss of $863,543 and used $72,259 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through November 2019.

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

NOTE C - ACQUISITION OF GREEN C CORPORATION

As discussed in Note A above, the Company acquired 100% ownership of Green C Corporation on July 31, 2018. The acquisition has been accounted for in the accompanying consolidated financial statements as a “reverse acquisition” transaction. Accordingly, the financial position and results of operations of the Company prior to July 31, 2018 has been excluded from the accompanying consolidated financial statements.

The carrying values of the net assets (liabilities) of the Company (The Greater Cannabis Company, Inc. and subsidiaries) at July 31, 2018 prior to the acquisition consisted of:

Total Assets	$-
Accounts payable and accrued expenses	90,724
Accrued interest	15,813
Loans payable to related parties	89,774
Notes payable to third parties	83,323
Derivative lability	270,502
Total current liabilities and total liabilities	550,136
Total assets (liabilities)	$(550,136)

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2018 and 2017 (Unaudited)

NOTE C - ACQUISITION OF GREEN C CORPORATION (continued)

Pursuant to terms of the acquisition agreements, $164,841 (accounts payable and accrued expenses - $62,500, accrued interests - $12,567, and loans payable to related parties - $89,774) of the $550,136 total liabilities was forgiven.

The following pro forma information summarizes the results of operations for the nine months ended September 30, 2018 and 2017 as if the acquisition occurred at December 31, 2016:

	Nine Months Ended
	September 30,
	2018	2017
Website sales	$136	$209
Website cost of sales	(72)	(109)
Website gross profit	64	100
Gross profit on product transactions	86,898	-
Consulting fees from related party	8,477	-
Total operating revenues	95,439	100
Operating expenses:
Officers compensation	134,593	500,000
Director compensation	25,000	25,000
Consulting fees	50,000	42,500
Amortization of Pharmedica Exclusive
License Agreement cost	5,251	-
Other	52,286	33,271
Total operating expenses	267,130	600,771
Loss from operations	(171,691)	(600,671)
Other income (expenses):
Interest income	5,903	-
Interest expense	(38,298)	(2,529)
Amortization of debt discounts	(63,615)	(19,870)
Expense from derivative liability	(239,663)	(152,352)
Total other income (expenses) – net	(335,673)	(174,751)
Net Loss	$(507,364)	$(775,422)
Basic and diluted loss per common share	$(.02)	$(.03)
Weighted average common shares outstanding – basic and diluted	29,439,590	27,978,345

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2018 and 2017 (Unaudited)

NOTE D - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

September 30, 2018
Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000
Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000
Total	$260,000

Pursuant to loan and contribution agreements dated July 31, 2018, the above loans are non-interest bearing and are to be repaid after the Company raises from investors no less than $1,500,000 or generates sufficient revenue to make repayments (each, a “Replacement Event”). If the First Replacement Event does not occur within 18 months from July 31, 2018, the loans are to be repaid immediately. In the event there is insufficient capital to repay the loan, the lenders have the option to convert all or part of the loans into shares of the Company common stock at the average trading price of the 10 day prior to the date of the conversion request.

NOTE E - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

September 30, 2018
Convertible Promissory Note dated May 25, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due May 25, 2018 (i)	34,000
Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018 (ii)	13,750
Convertible Promissory Note dated January 9, 2018 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due January 9, 2019-less unamortized debt discount of $5,536 at September 30, 2018 (iii)	14,464
Allonge to the Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018 (iv)	12,100
Allonge 2 to the Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018 (v)	5,500
Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	375
Total	$80,189

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2018 and 2017 (Unaudited)

NOTE E - NOTES PAYABLE TO THIRD PARTIES (continued)

(i)On May 25, 2017, the Company executed a Convertible Note (the “Convertible Note”) payable to Emet Capital Partners, LLC, (“EMET”) in the principal amount of $55,000 in exchange for $50,000 cash. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (May 25, 2018) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of (i) $0.25 (the “Fixed Conversion Price”); or (ii) 50% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. As part of the transaction, EMET was also issued a warrant granting the holder the right to purchase up to 440,000 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. As part of the Convertible Note, the Company executed a Registration Rights Agreement (the “RRA”) dated May 25, 2017. Among other things, the RRA provided for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Convertible Note and the warrant and to have declared effective such Registration Statement. The Registration Statement was declared effective by the Securities and Exchange Commission on August 31, 2017. On September 19, 2018, $32,000 principal of the Convertible Note (and $4,638 accrued interest) was converted into 1,465,523 shares of Company common stock. Please see NOTE F - DERIVATIVE LIABILITY for further information.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2018 and 2017 (Unaudited)

NOTE E - NOTES PAYABLE TO THIRD PARTIES (continued)

(v) On September 13, 2018, the Company made a second Allonge to the Convertible Debenture due September 14, 2018 (hereinafter the “Allonge”) to Emet Capital Partners, LLC. The Principal Amount as stated on the face of the Debenture shall be increased to $31,350 ($13,750 – original Principal Amount of the Debenture + $12,100 1st Allonge + $5,500 2nd Allonge). The amendment to the Principal Amount due and owing on the Debenture described herein notwithstanding, the Holder does not waive interest that may have accrued at a default rate of interest and liquidated damages, if any, that may have accrued on the Debenture through the date of this Allonge, which default interest and liquidated damages, if any, remain outstanding and payable. As part of the transaction, EMET was also issued a warrant granting the holder the right to purchase up to 11,000 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. Please see NOTE F - DERIVATIVE LIABILITY for further information.

NOTE F - DERIVATIVE LIABILITY

The derivative liability at September 30, 2018 consisted of:

September 30, 2018
Convertible Promissory Note dated May 25, 2017 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	$154,088
Warrants issued to EMET in connection with the above Convertible Promissory Note dated May 25, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	58,828
Convertible Promissory Note dated September 14, 2017 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	65,560
Warrants issued to EMET in connection with the above Convertible Promissory Note dated September 14, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	14,718
Convertible Promissory Note dated January 9, 2018 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	91,120
Allonge dated March 28, 2018 to the Convertible Promissory Note dated September 14, 2017 Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	57,693
Warrants issued to EMET in connection with the above Allonge dated March 28, 2018 to the Convertible Promissory Note dated September 14, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	12,962
Allonge 2 dated September 13, 2018 to the Convertible Promissory Note dated September 14, 2017 Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	26,224
Warrants issued to EMET in connection with the above Allonge 2 dated September 13, 2018 to the Convertible Promissory Note dated September 14, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	1,474
Total derivative liability	$482,667

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2018 and 2017 (Unaudited)

NOTE E - NOTES PAYABLE TO THIRD PARTIES (continued)

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

The fair value of the derivative liability was measured at the respective issuance dates and at September 30, 2018 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at September 30, 2018 were (1) stock price of $0.1341 per share, (2) conversion price of $0.025 per share, (3) terms ranging from 3 months to 6 months, (4) expected volatility of 286.71%, and (5) risk free interest rates ranging from 2.19% to 2.36%. Assumptions used for the calculation of the derivative liability of the warrants at September 30, 2018 were (1) stock price of $0.1341 per share, (2) exercise price of $0.50 per share, (3) terms ranging from 44 months to 57 months, (4) expected volatility of 286.71%, and (5) risk free interest rates ranging from 2.90% to 2.93%.

NOTE G - CAPITAL STOCK AND WARRANTS

Preferred Stock

On July 31, 2018, The Greater Cannabis Company, Inc. (the “Company”) acquired 100% of the issued and outstanding shares of Class A common stock of Green C Corporation (“Green C”) in exchange for 9,411,998 newly issued shares of the Company’s Series A Convertible Preferred Stock (the Exchange”). Each share of Series A Convertible Preferred Stock is convertible into 50 shares of common stock and is entitled to 50 votes on all matters as a class with the holders of common stock.

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

Effective March 22, 2017, the Company issued 100,000 shares of its common stock to a consulting firm entity for service rendered. The $25,000 estimated fair value of the 100,000 shares was expensed as consulting fees in the three months ended March 31, 2017.

Effective March 31, 2017, the Company issued 2,000,000 shares of its common stock to our Chief Executive Officer, Wayne Anderson, for services rendered. The $500,000 estimated fair value of the 2,000,000 shares was expensed as officer compensation in the three months ended March 31, 2017.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2018 and 2017 (Unaudited)

NOTE G - CAPITAL STOCK AND WARRANTS (continued)

Effective September 15, 2017, the Company issued 375,000 shares of its common stock to retire a Note Payable to a Third Party.

On September 19, 2018, the Company issued 1,465,523 shares of its common stock pursuant to a conversion of $36,638 principal and interest of its convertible note dated May 25, 2017 by Emet Capital Partners, LLC.

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

As of September 30, 2018, the Company has four warrants issued and outstanding granting the holders the right to purchase up to a total of 657,800 shares of its common stock.

The following table summarizes information about warrants outstanding as of September 30, 2018:

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2018 and 2017 (Unaudited)

NOTE G - CAPITAL STOCK AND WARRANTS (continued)

Range of	Number Outstanding	Average Remaining
Exercise Prices	at September 30, 2018	Contractual Life
$0.50	440,000	44 Months
$0.50	110,000	48 Months
$0.50	96,800	54 Months
$0.50	11,000	57 Months
Total	657,800

NOTE H - INCOME TAXES

The Company and its United States subsidiaries expect to file consolidated Federal income tax returns. Green C Corporation, its Ontario Canada subsidiary, will file Canada and Ontario income tax returns.

At September 30, 2018 the Company has available for federal income tax purposes a net operating loss carry forward of approximately $ 179,489 that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

All tax years of the Company and its United States subsidiaries remain subject to examination by the Internal Revenue Service.

NOTE I- GROSS PROFIT ON PRODUCT TRANSACTIONS

In February 2018, Green C sold certain bitcoin mining rig machines to a North Carolina based third party entity for $2,929,000. Also in February 2018, Green C sold additional bitcoin mining rig machines to another North Carolina based third party entity for $ 1,720,000. The Company’s supplier of the products in these two transactions was Focus Global Supply (“FGS”), a business entity controlled by Elisha Kalfa, Green C’s Chief Executive Officer. Green C paid FGS a total of $ 4,517,000 for these machines. Net of a total of $ 59,000 commission paid to a third party finder, Green C recognized a gross profit of $72,912 from these two sales.

In June 2018, Green C sold certain telecommunications parts to a China based third party entity for a total of $111,147. Green C’s supplier of the products in these transactions was an Italy based third party entity which was paid $111,127 for these products. Including $13,965 commissions received from NFW Marketing, Inc., an entity affiliated with Elisha Kalfa, Green C’s Chief Executive Officer, Green C recognized a gross profit of $13,986 from this transaction.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2018 and 2017 (Unaudited)

NOTE J - COMMITMENTS AND CONTINGENCIES

Pharmedica Exclusive License Agreement

On June 21, 2018, Green C executed an Exclusive License Agreement with Pharmedica, Ltd. (“Pharmedica”), an Israeli company, to exploit certain Pharmedica intellectual property for the development and distribution of a certain Licensed Product involved in the transmucosal delivery of medicinal or recreational cannabis. The agreement provides for Green C payments to Pharmedica of a $100,000 license fee (which was paid by 2591028 Ontario Limited, an entity affiliated with Green C’s Chief Executive Officer, on June 26, 2018) and annual royalties at a rate of 5% of the Net Sales of the Licensed Product subject to a Mininum Annual Royalty of $50,000. The agreement also provides for certain milestones to be accomplished by Green C in order for Green C to retain the license. Green C and Pharmedica each may terminate the agreement upon the occurrence of a material breach by the other party of its obligations under the agreement and such other party’s failure to remedy such breach to the reasonable satisfaction of the other party within thirty (30) days after being requested in writing to do so.

Service Agreements

On July 31, 2018, the Company executed Service Agreements with its newly appointed Chief Executive Officer (the “CEO”) and its newly appointed Chief Legal Officer (the “CLO”), for terms of five years. The Agreements provide for a monthly base salary of $10,000 for the CEO and a monthly base salary of $7,000 for the CLO. For the nine months ended September 30, 2018, the Company expensed a total of $34,000 as officers compensation pursuant to these agreements. At September 30, 2018, accounts payable and accrued expenses include $34,000 due the CEO and CLO pursuant to these agreements.

The remaining $100,593 officers compensation in the nine months ended September 30, 2018 represents payments to the chief executive officer of Green C Corporation.

NOTE K – SUBSEQUENT EVENTS

On October 26, 2018, the Company issued 1,034,477 shares of its common stock pursuant to a conversion of $31,034 principal and interest of its convertible note dated May 25, 2017 by Emet Capital Partners, LLC.

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

In accordance with the terms of the Exchange Agreement, the Company issued 9,411,998 shares of its preferred stock, par value $0.001 (the “Shares”) to the Selling Shareholders and certain individuals named below (collectively, the “Shareholder Group”) in exchange for 100% of the issued and outstanding capital stock of Green C (the “Exchange Transaction”). As a result of the Exchange Transaction, the Selling Shareholders acquired 94.12% of the Company’s authorized shares of preferred stock, Green C became the Company’s wholly-owned subsidiary and the Company acquired 100% of the business and operations of Green C.

Green C is the owner of an exclusive, worldwide license for an eluting transmucosal patch platform (“ETP”) for non-invasive drug delivery in the cannabis field for medical treatment as further described in the exclusive license agreement dated September 21, 2018 with Pharmedica Ltd. A copy of the License Agreement is incorporated by reference to this report as Exhibit 10.36 (the “License Agreement”).

The Company’s business plan is to (i) commercialize its ETP technology and (ii) concentrate on cannabis related investment and development opportunities through direct equity investments, joint ventures, licensing agreements or acquisitions.

The Company is actively seeking licensing opportunities in the cannabis sector for intellectual property and products. At present, the Company’s sole active, exclusive, worldwide licensing agreement is with Pharmedica Limited for its ETP technology.

Market Conditions

The cannabis industry continues to exceed other industries’ growth rates and retain the title of the “fastest-growing industry in the U.S.” as the Huffington Post reported in 2015.

According to Forbes Magazine (https://www.forbes.com/sites/thomaspellechia/2018/06/26/in-2017-beyond-u-s-enjoys-the-highest-legal-cannabis-market-share-worldwide/#14d7b2102d20), marijuana sales in North America reached $9.3 billion in 2017, reflecting 34% growth over 2015 ($5.04 billion), according to ArcView Market Research/BDS Analytics. The research firm projects sales to jump to $21.6 billion by 2021, representing a 26% compound annual growth rate (CAGR).

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

Government Regulations

Cannabis is currently a Schedule I controlled substance under the Controlled Substances Act (“CSA”) and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA in Colorado with respect to cannabis, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

Notwithstanding the CSA, as of the date of this filing, 30 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow their residents to use medical cannabis. Voters in the states of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, Vermont and Washington have approved ballot measures to legalize cannabis for adult recreational use. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level.

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

The Rohrabacher Farr Amendment represents one of the first times in recent history that Congress has taken action indicating support of medical cannabis. The Rohrabacher Farr Amendment was renewed by Congress in 2015, but expired in September 2018. It is again up for renewal, although there is no assurance that it will be renewed.

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

Results of operations

Due to “reverse acquisition” accounting treatment of the Share Exchange Agreement, the operations statements represent the results of operations for Green C Corporation, the wholly owned subsidiary, for the period of its inception on December 21, 2017 to September 30, 2018 and the operations of the The Greater Cannabis Company, Inc. and its other subsidiaries for only August 2018 and September 2018.

For the nine months ended September 30, 2018, the Company generated $95,375 revenue compared to $0 in 2017.

Our operating expenses in the nine months ended September 30, 2018 amounted to $ 210,126 as compared to $ 0 for the nine months ended September 30, 2017.

Our net loss in the nine months ended September 30, 2018, was $863,543 as compared to the net loss of $0 during the nine months ended September 30, 2017.

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or our financial position. Amounts shown for costs and expenses reflect historical cost and do not necessarily represent replacement cost. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments. months ended September 30, 2017.

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

Liquidity and Capital Resources

We had $87,741 cash on hand at September 30, 2018, compared to $0 at September 30, 2017.

At September 30, 2018, we had $85,725 in principal amount of outstanding convertible notes.

The proceeds from loans and convertible debentures as well as cash on hand is being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the nine months ended September 30, 2018 and 2017.

	September 30, 2018	September 30, 2017
Net cash used in operating activities	$(72,259)	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	160,000	-
Net increase in cash	$87,741	$-

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

Changes in Internal Controls

During the quarter ended September 30, 2018, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We are highly dependent on our management team, specifically Aitan Zacharin. If we lose key employees, our business may suffer. Furthermore, our future success will also depend in part on the continued service of our management personnel and our ability to identify, hire, and retain additional key personnel. We do not carry “key-man” life insurance on the lives of any of our executives, employees or advisors. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Because of this competition, our compensation costs may increase significantly.

We will need to raise additional capital to continue operations over the coming year.

We anticipate the need to raise approximately $1,500,000 in capital to fund our operations through December 31, 2019. We expect to use these cash proceeds primarily for business development, testing, licensing and operations. We cannot guarantee that we will be able to raise these required funds or generate sufficient revenue to remain operational.

Government actions or digital distribution platform restrictions could result in our products and services being unavailable in certain geographic regions, harming future growth.

Due to our connections to the cannabis industry, governments and government agencies could ban or cause our ETP technology to become unavailable in certain regions and jurisdictions. This could greatly impair or prevent us from entering the market and commercializing our technology.

Failure to generate interest in our ETP technology could greatly harm our business model.

Our business model is reliant on its ability to attract and retain players in the cannabis market to use our ETP technology. If we are unable to convince such players to utilize our ETP technology, our business will not grow and we will not generate any revenues.

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

Our ETP Technology may require FDA approval.

The use of our ETP technology may be subject to FDA, or equivalent regulatory body approval. If so, obtaining such approval will require a substantial investment of funds and may take years. There is no assurance that we will be able to obtain regulatory approval as may be required prior to entering certain markets.

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

Risks Relating to our Common Stock

There is currently limited liquidity of shares of our common stock.

Our common stock was first quoted for trading in the quarter that ended September 30, 2018.

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

Companies trading on the Over the Counter Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get relisted on the OTC Bulletin Board, which may have an adverse material effect on the Company.

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

Our stock price may be particularly volatile when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats. The volatility in our share price will be attributable to a number of factors. First, our common stock will be compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand. Second, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time. Moreover, the OTC Bulletin Board is not a liquid market in contrast to the major stock exchanges. We cannot assure you as to the liquidity or the future market prices of our common stock if a market does develop. If an active market for our common stock does not develop, the fair market value of our common stock could be materially adversely affected.

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

We are authorized to issue up to 500,000,000 shares of common stock, of which 31,880,969 shares of common stock are issued and outstanding as of November 19, 2018. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K. Please see NOTE G - ISSUANCES OF CAPITAL STOCK AND WARRANTS for further information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Management Changes

See the current report on Form 8-K filed by the Company on August 3, 2018.

Acquisitions.

See the current report on Form 8-K filed by the Company on August 3, 2018.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

No.	Description
2.1	Share Exchange Agreement by and among the Company, Green C and the Selling Shareholders dated July 31, 2018 (previously filed on Form 8-K on August 3, 2018)
3.1	Articles of Organization (previously filed with Form S-1 on September 20, 2017)
3.2	Notice of Conversion (previously filed with Form S-1 on September 20, 2017)
3.3	Articles of Incorporation (previously filed with Form S-1 on September 20, 2017)
3.4	Bylaws (previously filed with Form S-1 on September 20, 2017)
3.5	The Greater Cannabis Company, LLC Reinstatement State of Florida dated January 12, 2017 (previously filed with Form S-1 on September 20, 2017)
3.6	Articles of Organization GCC Investment Holdings, LLC dated July 20, 2017 (previously filed on Amendment No. 2 to Form S-1 on August 8, 2017)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on September 20, 2017)
5.1	Legal Opinion of John T. Root, Jr.
10.6	Resale Certificate (previously filed with Form S-1 on September 20, 2017)
10.7	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of August 12, 2014 (previously filed with Form S-1 on September 20, 2017)
10.30	Aitan Zacharin Service Agreement dated July 31, 2018 (previously filed on Form 8-K on August 3, 2018)
10.31	Mark Radom Service Agreement dated July 31, 2018 (previously filed on Form 8-K on August 3, 2018)
10.32	Wayne Anderson Release and Debt Forgiveness Agreement dated July 31, 2018 (previously filed on Form 8-K on August 3, 2018)
10.33	Aitan Zacharin Indemnification Agreement dated July 31, 2018 (previously filed on Form 8-K on August 3, 2018)
10.34	Mark Radom Indemnification Agreement dated July 31, 2018 (previously filed on Form 8-K on August 3, 2018)
10.35	Wayne Anderson Consulting Agreement dated July 31, 2018 (previously filed on Form 8-K on August 3, 2018)
10.36	License Agreement with Pharmedica Ltd. dated September 21, 2018 (previously filed on Form 8-K on August 3, 2018)
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on September 20, 2017)
23.1	Consent of John T. Root, Jr. (Please see Exhibit 5.1 Legal Opinion of John T. Root, Jr.) (previously filed with Amendment No. 3 to Form S-1 on August 25, 2017)
23.2	Consent of Michael T. Studer, CPA
Graphic	Corporate logo- GCC (previously filed with Form S-1 on September 20, 2017)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

XBRL Exhibits will be filed by subsequent amendment.

ITEM 7. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Signatures	Title	Date

/s/	President (Principal Executive Officer), Acting Chief Financial Officer	November 19, 2018
(Principal Accounting Officer) and Chairman of the Board of Directors

