Form 10-K
period 2018-12-31
Greater Cannabis Company, Inc.
filed 2019-04-15
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2018

[  ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from _____________ to _____________

Commission File Number: 333-218854

The GREATER CANNABIS COMPANY, INC.

(Exact name of registrant as specified in its charter)

Florida	30-0842570
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Walker Ave, Suite 101
Baltimore, MD 21208

(Address of principal executive offices, including Zip Code)

(443) 738-4051
(Issuer’s telephone number, including area code)

NOT APPLICABLE

(Former name or former address if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 33,345,883 shares of common stock as of April 12, 2019.

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

Fiscal Year Ended December 31, 2018

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K, as well as the risk factors included in this Form 10-K.

PART I

Item 1. BUSINESS

HISTORY OF OUR COMPANY

The Greater Cannabis Company, Inc. (the “Company”) was formed in March 2014 as a limited liability company under the name, The Greater Cannabis Company, LLC. The Company remained a wholly owned subsidiary of Sylios Corp until March 2017. The Company’s initial business plan was to concentrate on cannabis related investment and development opportunities through its online retail store, direct equity investments, joint ventures, licensing agreements or acquisitions. Our current operations are focused on our online store, GCC Superstore.

On July 31, 2018, the Company entered into and consummated a voluntary share exchange transaction with Green C Corporation, a company incorporated under the laws of the Province of Ontario (“Green C”) and the shareholders of Green C (the “Selling Shareholders”) pursuant to a Share Exchange Agreement by and among the Company, Green C and the Selling Shareholders (the “Exchange Agreement”).

Green C is the owner of an exclusive, worldwide license for an eluting transmucosal patch platform (“ETP”) for non-invasive drug delivery in the cannabis field for medical treatment as further described in the exclusive license agreement dated June 21, 2018 with Pharmedica. A copy of the License Agreement is incorporated by reference to this report as Exhibit 10.1 of the Company’s current report on Form 8-K dated August 3, 2018 (the “License Agreement”).

In accordance with the terms of the Exchange Agreement, the Company issued 9,411,998 shares of its preferred stock, par value $0.001 (the “Shares”) to the Selling Shareholders and certain individuals named below (collectively, the “Shareholder Group”) in exchange for 100% of the issued and outstanding capital stock of Green C (the “Exchange Transaction”). As a result of the Exchange Transaction, the Selling Shareholders acquired 29.67% of the Company’s issued and outstanding shares of preferred stock, Green C became the Company’s wholly-owned subsidiary and the Company acquired 100% of the business and operations of Green C.

After the consummation of the transactions contemplated by the Exchange Agreement, we switched our business model in fiscal 2018 and no longer intend to pursue E-commerce, advertising, licensing (except as specified below) or direct investment operations. We are now engaged in the commercialization of our exclusively licensed technology for medical medicinal or recreational cannabis (where permitted) for the transmucosal delivery of medicinal or recreational cannabis (where permitted) (other than in the field of oral care) or any other product exploiting such technology for the transmucosal delivery of medicinal or recreational cannabis (where permitted) (collectively, the “Technology”).

The commercialization of the Technology is expected to require an investment of up to $1,500,000 and up to one year to finalize.

The Company’s business plan is to (i) commercialize its ETP technology and (ii) concentrate on cannabis related investment and development opportunities through direct equity investments, joint ventures, licensing agreements or acquisitions.

The Company is actively seeking licensing opportunities in the cannabis sector for intellectual property and products. At present, the Company’s sole active, exclusive, worldwide licensing agreement is with Pharmedica for its ETP technology.

Our principal executive office is located at The Greater Cannabis Company, Inc., 15 Walker Avenue, Suite 101, Baltimore, MD 21208, and our telephone number is (443) 738-4051.

Strategy

The Company owns the worldwide license for a novel drug delivery technology from Pharmedica, a biopharmaceutical research and development company. The technology is centered around the eluting patch platform, which is a bioadhesive, transmucosal orally dissolving thin film system. The platform allows for actives loaded onto the eluting patch to be absorbed by the buccal mucosa into the body.

The Company has an exclusive license for the technology in cannabinoid use. The Company intends to commercialize the technology by sublicensing or partnering with companies in the cannabis industry to bring the product to market. Potential partners include licensed producers, distributors, processors, consumer product and pharmaceutical companies. The Company intends to focus on the North American market both in medical and recreational cannabis segments.

Competition

There are a number of other companies operating in the cannabis space. Such companies range from producers of cannabis plants to makers of cannabis-based edible products to developers of different methods of cannabis delivery. Known competitors in our space include IntelGenix Technologies (IGXT), CTT Pharmaceuticals (CTTH) and Cure Pharmaceuticals (CURR). These are all biopharmaceutical companies focused on developing orally dissolving thin film technologies with cannabinoid applications.

Raw Materials

We require water soluble polymers including hydroxylpropyl, methyl cellulose, hydroxyethyl cellulose, polyinyl alcohol, polyethyle oxide, polyvinyl pyrollidones, starch based polymers and crosslinkable polymers such as polyacrylic acid, sodium alginate and polyethyline oxide, cannabinoid actives such as cannabidiol, tetrahydrocannabinol or other derivatives of cannabis. Most of these are easily attainable pharmaceutical grade cannabinoids.

Intellectual Property

As at the date hereof, the Company’s intellectual property consists of a Pharmedica patent providing broad coverage for the Company’s licensed technology.

The Issued patent is: WO 2010/135053 A2 Dual and single layer dosage forms.

The Issued USA patent was filed on April 28, 2015.

The Company filed an additional provisional patent: US 62/737,153 Oral dissolving film for rapid and sustained release and delivery of Cannabinoids on September 27, 2018. The provisional application was accepted.

Costs and Effects of Complying with Environmental Regulations

Not applicable.

Research and Development

The Company is involved in additional research and development of innovative delivery systems. The Company expects to develop new formulations around cannabinoid delivery and intends to file more patents to protect the intellectual property resulting from that R&D. To support these efforts, the Company will allocate additional funds of approximately $250,000 from financing proceeds to research and development, sample productions and laboratory studies.

Government Regulation

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

Notwithstanding the CSA, as of the date of this filing, 33 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow their residents to use medical cannabis and 10 states have legalized recreational marijuana. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level.

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

Agriculture Improvement Act of 2018

On December 20, 2018, the United States federal government passed The Agriculture Improvement Act of 2018, which amends the Controlled Substances Act of 1970 concerning cannabis for the first time. Specifically, it refers to a new definition of “hemp” as being any C. Sativa plant that has Tetrahydrocannabinol (“THC”) below 0.3% on a dry weight basis. The effect of this act is to legalize hemp or, in other words, strains of cannabis with low THC.

Legalizing strains that are low in THC is important for the nascent cannabis industry. Hemp is a great source of cannabidiol (“CBD”). As at the date hereof, CBD has been legalized in some form or another in all but 3 states – Idaho, Nebraska and South Dakota. So legalizing its production, even with significant oversight, opens the door for legal cannabis growing in the United States in a way that has not been available to farms, companies, and consumers since the at the Controlled Substances Act of 1970.

Employees

We have two persons providing us services on a full-time basis – our chief executive officer and our general counsel.

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

As of April 16, 2019, 33 states and the District of Columbia allow its citizens to use medical marijuana and 10 states have legalized recreational marijuana. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use, cultivation and/or possession illegal on a national level. As discussed in the “Cole Memo” the former Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. Any change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

All strains of cannabis other than hemp remain illegal under Federal law.

Despite the development of a legal cannabis industry under the laws of certain states and the legalization of hemp under the Agriculture Improvement Act of 2018, the state laws legalizing medical and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a “Schedule-I” controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that the Federal government has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. However, the Obama Administration determined that it is not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state laws allowing the use and distribution of medical and recreational cannabis. There is no guarantee that the Trump Administration will not change the Federal government’s stated policy regarding the low-priority enforcement of Federal laws in states where cannabis has been legalized. Any such change in the Federal government’s enforcement of Federal laws could cause significant financial damage to us and our shareholders.

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

As the possession and use of strains of cannabis that are not hemp is illegal under the Federal Controlled Substances Act, we may be deemed to be aiding and abetting illegal activities through the services that we provide to users and advertisers. As a result, we may be subject to enforcement actions by law enforcement authorities, which would materially and adversely affect our business.

Under Federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of non-hemp cannabis is illegal. Our business provides services to customers that are engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The Federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

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

Insurance that is otherwise readily available, such as workers’ compensation, general liability, and directors and officer’s insurance, is more difficult for us to find and more expensive, because we are a service provider to companies in the cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities. In 2019, The Greater Cannabis Company, Inc. expects to begin offering health, dental and vision insurance to its employees at an estimated monthly cost of $5,000-$10,000. The Greater Cannabis Company, Inc. carries general liability insurance. We do not currently hold any other forms of insurance, including directors’ and officers’ insurance. Because we do not have any other types of insurance, if we are made a party of a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

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

Our Certificate of Incorporation also authorizes the issuance from time to time of shares of its stock of any class, whether now or hererafter authorized, or securities convertible into shares of its stock of any class, whether now or hereafter authorized, for such consideration as the Board of Director(s) may deem advisable, subject to such restrictions or limitation, if any, as may be set forth in the bylaws of the Corporation. This authority would allow us to issue shares of preferred stock in excess of the 10,000,000 initially authorized. In fact, as at the date of this report, we have issued 10 shares of Series A Convertible Preferred Stock, 9,000,000 shares of Series B Convertible Preferred Stock and [  ] shares of Series C Convertible Preferred Stock.

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

We are authorized to issue up to 500,000,000 shares of common stock, of which 33,345,883 shares of common stock are issued and outstanding as of February 20, 2019. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

Dilution from Convertible Note Financing

On February 12, 2019, we issued a convertible note to Eagle Equities, LLC the terms and conditions of which are incorporated by reference in this report as Exhibit 10.1 to our current report on Form 8-K dated February 15, 2019. The note is convertible into shares of our common stock at (depending on certain factors) a 35-45% discount to the market price at the time of conversion. We intend to file in fiscal 2019 a registration statement on Form S-1 to cover the resale of the shares into which the note is convertible. As a result of these transactions, shareholders of the Company may experience substantial dilution.

A reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by a reverse stock split given the reduced number of shares that will be outstanding following a reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES

We currently lease office space at 15 Walker Street, Suite 101, Baltimore, Maryland 21208 from our chief executive officer, Aitan Zacharin, for no consideration. Our lease with Mr. Zacharin is terminable at will.

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

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock have been quoted on the OTCQB by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “GCAN” since August 2018. Set forth below are the high and low closing bid prices for our common stock for each quarter of 2016 and 2017. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low

July 1, 2018 through September 30, 2018	$0.7350	$0.01175

October 1, 2018 through December 31, 2018	$0.28	$0.1010

On April 12, 2019, the stock closed at $0.13.

Holders of Record

On April 12, 2019, there were 323 holders of record of our common stock, as reported by the Company’s transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Equity Compensation Plans

Not applicable

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On September 19, 2018, we issued 1,465,523 shares of common stock pursuant to a conversion of $31,000 of principal and $4,638 of accrued interest on its convertible note dated May 25, 2017 by Emet Capital Partners LLC (“Emet”).

On October 26, 2018, we issued 1,034,477 shares of common stock pursuant to a conversion of $30,531 of principal and $503 of accrued interest on its convertible note dated May 25, 2017 by Emet.

Please see NOTE H - ISSUANCES OF COMMON STOCK AND WARRANTS for further information.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the year ended December 31, 2018, the Company generated $95,375 in annual revenue compared to $0 in 2017. During the year ended December 31, 2018, the Company’s revenue was negatively impacted due to the termination of its former merchant agreement through the Shopify platform. The Company’s former merchant vendor elected to terminate the agreement due to certain products that the GCC Superstore carried and sold.

Cost of sales was $0 for the year ended December 31, 2018 and $0 for the year ended December 31, 2017. Our operating expenses in the year ended December 31, 2018 amounted to $286,294 as compared to $0 for the year ended December 31, 2017.

Our net loss in the year ended December 31, 2018 was $839,070 as compared to the net loss of $0 during the year ended December 31, 2017.

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

Liquidity and Capital Resources

We had $59,891 cash on hand at December 31, 2018, compared to $0 at December 31, 2017.

At December 31, 2018, we had $ 64,914 in principal amount of outstanding convertible notes.

Please see NOTE E - NOTES PAYABLE TO THIRD PARTIES for further information.

The proceeds from loans, convertible debentures as well as cash on hand is being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the twelve months ended December 31, 2018 and 2017.

	31-Dec-18	31-Dec-17
Net cash used in operating activities	$100,109	$-
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	160,000	-
Net increase of cash	$59,891	$-

Trends

The factors that will most significantly affect our future operating results, liquidity and capital resources will be:

●	Government regulation of the marijuana industry;
●	Revision of Federal banking regulations for the marijuana industry; and
●	Legalization of the use of marijuana for medical or recreational use in other states.

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

THE GREATER CANNABIS COMPANY, INC.

December 31, 2018
FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Greater Cannabis Company, Inc.

Opinion on the Financial Statements

I have audited the accompanying consolidated balance sheets of The Greater Cannabis Company, Inc. (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In my opinion, the financial statements present fairly, in all material respects, the financial position of The Greater Cannabis Company, Inc. as of December 31, 2018 and 2017 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York

April 15, 2019

I have served as the Company’s auditor since 2017.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
		(Note A)
ASSETS
CURRENT ASSETS
Cash	$59,891	$-
Total current assets	59,891	-

OTHER ASSETS
Pharmedica Exclusive License Agreement (less accumulated amortization of $ 10,251)	89,749	-

Total assets	$149,640	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$17,890	$-
Accrued interest	5,312	-
Accrued salaries	85,000	-
Loans payable to related parties	260,000	-
Notes payable to third parties	64,914	-
Derivative liability	280,310	-
Total current liabilities and total liabilities	713,426	-

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 10,000,000 shares authorized, $.001 par value, as of December 31, 2018 and December 31, 2017, there are 9,411,998 and no shares outstanding, respectively	9,412	-
Common stock; 500,000,000 shares authorized, $.001 par value, as of December 31, 2018 and December 31, 2017, there are 31,880,969 and -0- shares outstanding, respectively	31,881	-
Class A common stock of Green C Corporation; Unlimited shares authorized no par value, as of December 31, 2017, there are 100 shares outstanding (Note A)	-	-
Additional paid-in capital	233,991	-
Accumulated deficit	(839,070)	-

Total stockholders’ (deficiency)	(563,786)	-
Total liabilities and stockholders’ (deficiency)	$149,640	$-

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2018 and 2017

	December 31, 2018	December 31, 2017

Revenue:
Gross profit on product transactions (Note I)	$86,898	$-
Consulting fees from related party	8,477	-

Total revenue	95,375	-

Operating Expenses:
Officers compensation	185,593	-
Consulting fees paid to former Chief Executive Officer	50,000
Amortization of Pharmedica Exclusive License Agreement cost	10,251	-
Foreign exchange loss	152	-
Other operating expenses	40,298	-
Total operating expenses	286,294	-

Loss from operations	(190,919)	-

Other income (expenses):
Loss on conversion of debt	(592,907)	-
Expense from derivative liability	(9,808)	-
Interest expense	(28,487)	-
Interest income	5,903	-
Amortization of debt discounts	(22,852)	-
Total other income (expenses)	(648,151)	-

Loss before provision for income taxes	(839,070)	-
Provision for income taxes	-	-

Net loss	$(839,070)	$-

Basic and diluted loss per common share	$(.03)	$-

Weighted average common shares outstanding-basic and diluted	29,964,950	-

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

For The Years Ended December 31, 2018 and 2017

	Series A Convertible Preferred Stock		Common Stock		Additional Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2016	-	$-	-	$-	$-	$-	$-
Issuance of 100 shares of Green C Corporation common stock to founders on December 21, 2017	-	-	100	-	-	-	-
Balance at December 31, 2017	-	-	100	-	-	-	-
Issuance of 9,411,988 shares of Series A convertible preferred stock in exchange for 100 shares of Green C Corporation common stock on July 31, 2018	9,411,998	9,412	(100)	-	(9,412)	-	-
Shares of The Greater Cannabis Company, Inc. (“GCAN”) common stock retained by GCAN stockholders in connection with reverse acquisition of GCAN on July 31, 2018	-	-	29,380,969	29,381	(414,676)	-	(385,295)
Issuance of 1,465,523 shares of common stock from conversion of notes payable and accrued interest on September 19, 2018	-	-	1,465,523	1,466	545,321	-	546,787
Issuance of 1,034,477 shares of common stock from conversion of notes payable and accrued interest on October 26, 2018	-	-	1,034,477	1,034	112,758	-	113,792
Net loss for the year ended December 31, 2018	-	-	-	-	-	(839,070)	(839,070)
Balance at December 31, 2018	9,411,998	$9,412	31,880,969	$31,881	$233,991	$(839,070)	$(563,786)

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2018 and 2017

	December 31, 2018	December 31, 2017

OPERATING ACTIVITIES
Net (loss)	$(839,070)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on conversion of debt	592,907	-

Expense from derivative liability	9,808	-
Amortization of Pharmedica Exclusive License Agreement cost	10,251	-
Amortization of debt discounts	22,852	-
Interest expense for default penalties added to notes payable balances	21,270	-
Changes in operating assets and liabilities:
Accounts payable and accrued salaries	74,676	-
		-
Accrued interest	7,197	-
Net cash used in operating activities	(100,109)	-

INVESTING ACTIVITIES
Loan to third party	296,043	-
Repayment of loan to third party	(296,043)	-
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from loan payable to related party	783	-
Repayment of loan payable to related party	(783)	-
Proceeds from loans payable to related parties	160,000	-

Net cash provided by financing activities	160,000	-

NET INCREASE IN CASH	59,891	-

CASH BALANCE, BEGINNING OF PERIOD	-	-

CASH BALANCE, END OF PERIOD	$59,891	-

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash Investing and Financing Activities:
Payment from related party to licensor of Pharmedica Exclusive License Agreement on June 26, 2018	$100,000	$-
Liabilities of The Greater Cannabis Company, Inc. at July 31, 2018 added pursuant to reverse acquisition:
Accounts payable	$28,214	$-
Accrued interest	2,123	-
Notes payable to third parties	83,323	-
Derivative liability	270,502	-
Total	$385,295	$-
Conversion of note payables and accrued interest to a total of 2,500,000 shares of common stock (with a fair value of a total of $660,579)
Accrued interest	$5,141	$-
Notes payable to third parties	62,531	-
Total	$67,672	$-

The accompanying notes are an integral part of these consolidated financial statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2018 and 2017

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Greater Cannabis Company, Inc. (the “Company”) was formed in March 2014 as a limited liability company under the name, The Greater Cannabis Company, LLC. The Company was a wholly owned subsidiary of Sylios Corp (“Sylios”) until March 10, 2017.

On July 31, 2018, the Company acquired 100% of the issued and outstanding shares of Class A common stock of Green C Corporation (“Green C”) in exchange for 9,411,998 newly issued shares of the Company’s Series A Convertible Preferred Stock (the “Exchange”). Each share of Series A Convertible Preferred Stock is convertible into 50 shares of common stock and is entitled to vote 50 votes per share on all matters as a class with holders of common stock. Since after the Exchange was consummated, the former shareholders of Green C and their designees owned approximately 94% of the issued and outstanding voting shares of the Company, Green C is the acquirer for accounting purposes. Prior to the Exchange, the Company had no assets and nominal business operations. Accordingly, the Exchange has been treated for accounting purposes as a recapitalization by the accounting acquirer, Green C, and the accompanying consolidated financial statements of the Company reflect the assets, liabilities and operations of Green C from its inception on December 21, 2017 to July 31, 2018 and combined with the Company thereafter. See Note C (Acquisition of Green C Corporation).

Green C was incorporated on December 21, 2017 under the laws of the Province of Ontario Canada with the principle place of business in North York, Ontario.

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

For The Years Ended December 31, 2018 and 2017

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no in cash equivalents.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2018, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For The Years Ended December 31, 2018 and 2017

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

Derivative Liabilities

We evaluate convertible notes payable, stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity.

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

For The Years Ended December 31, 2018 and 2017

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

For The Years Ended December 31, 2018 and 2017

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

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the year ended December 31, 2018, the Company excluded 470,599,900 shares relating to the Series A Convertible Preferred Stock (see Note G), 1,614,784 shares relating to convertible notes payable to third parties (Please see NOTE E - NOTES PAYABLE TO THIRD PARTIES for further information) and 657,800 shares relating to outstanding warrants (Please see NOTE G - CAPITAL STOCK AND WARRANTS for further information) from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive.

Recently Enacted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all prior revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under prior U.S. GAAP. As amended by the FASB in July 2015, the standard became effective for annual periods beginning after December 15, 2017, and interim periods therein. ASU 2014-09 has had no impact on our Financial statements for the year ended December 31, 2018.

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

For The Years Ended December 31, 2018 and 2017

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Enacted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). ASU 2016-08 has had no impact on our Financial statements for the year ended December 31, 2018.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify the following two aspects of Topic 606: 1) identifying performance obligations, and 2) the licensing implementation guidance. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). ASU 2016-10 has had no impact on our Financial statement for the year ended December 31, 2018.

On July 13, 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2017-11. Among other things, ASU 2017-11 provides guidance that eliminates the requirement to consider “down round” features when determining whether certain financial instruments or embedded features are indexed to an entity’s stock and need to be classified as liabilities. ASU 2017-11 provides for entities to recognize the effect of a down round feature only when it is triggered and then as a dividend and a reduction to income available to common stockholders in basic earnings per share. The guidance is effective for annual periods beginning after December 15, 2018. The Company expects to adopt ASU 2017-11 commencing in the quarterly period ended March 31, 2019. The effect of adoption will be to eliminate derivative liability classification for warrants outstanding that contain “down round” (or “ratchet-down) provisions but do not contain variable conversion features based on the future trading price of the Company’s common stock. At December 31, 2018, the derivative liability of such warrants was $108,427.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2018 and 2017

NOTE B - GOING CONCERN (continued)

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of December 31, 2018, the Company had cash of $ 59,891, total current liabilities of $ 713,426, and negative working capital of $ 653,535. For the year ended December 31, 2018, we incurred a net loss of $ 839,070 and used $ 100,109 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through April 2020.

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

The carrying values of the net assets (liabilities) of the Company (The Greater Cannabis Company, Inc., and subsidiaries) at July 31, 2018 prior to the acquisition consisted of:

Total Assets	$-

Accounts payable and accrued expenses	90,724
Accrued interest	15,813
Loans payable to related parties	89,774
Notes payable to third parties	83,323
Derivative liability	270,502

Total current liabilities and total liabilities	550,136

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2018 and 2017

NOTE C - ACQUISITION OF GREEN C CORPORATION (continued)

Pursuant to terms of the acquisition agreements, $164,841 (accounts payable and accrued expenses - $62,500, accrued interests - $12,567, and loans payable to related parties - $89,774) of the $550,136 total liabilities was forgiven.

The following pro forma information summarizes the results of operations for the years ended December 31, 2018 and 2017 as if the acquisition occurred at December 31, 2016:

	Year Ended December 31,
	2018	2017

Website sales	$136	$209
Website cost of sales	(72)	(109)
Website gross profit	64	100
Gross profit on product transactions		86,898
Consulting fees from related party	8,477	-

Total operating revenues	95,439	100

Operating expenses:
Officers compensation	185,593	500,000
Director compensation	25,000	37,500
Consulting fees	50,000	42,500
Amortization of Pharmedica Exclusive
License Agreement cost	10,251	-
Other	72,454	42,656

Total operating expenses	343,298	622,656

Loss from operations	(247,859)	(622,556)
Other income (expenses):
Interest income		5,903
Interest expense	(52,270)	(4,551)
Amortization of debt discounts	(68,601)	(37,199)
Expense from derivative liability	(37,306)	(142,903)
Loss on conversion of debt (592,907) -
Total other income (expenses) – net	(745,181)	(184,653)

Net Loss	$(993,040)	$(807,209)

Basic and diluted loss per common share	$(.03)	$(.03)
Weighted average common shares
outstanding – basic and diluted	29,964,950	27,978,345

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2018 and 2017

NOTE D - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

December 31, 2018

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000

Total	$260,000

Pursuant to loan and contribution agreements dated July 31, 2018, the above loans are non-interest bearing and are to be repaid after the Company raises from investors no less than $1,500,000 or generates sufficient revenue to make repayments (each, a “Replacement Event”). If the First Replacement Event does not occur within 18 months from July 31, 2018, the loans are to be repaid immediately. In the event there is insufficient capital to repay the loan, the lenders have the option to convert all or part of the loans into shares at the Company common stock at the average trading price of the 10 day prior to the date of the conversion request.

NOTE E - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

December 31, 2018
Convertible Promissory Note dated May 25, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due May 25, 2018 (i)	$3,469
Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018 (ii)	16,500
Convertible Promissory Note dated January 9, 2018 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due January 9, 2019-less unamortized debt discount of $550 at December 31, 2018 (iii)	23,450
Allonge to the Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018 (iv)	14,520
Allonge 2 to the Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018 (v)	6,600
Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	375
Total	$64,914

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2018 and 2017

NOTE E - NOTES PAYABLE TO THIRD PARTIES (continued)

(i) On May 25, 2017, the Company executed a Convertible Note (the “Convertible Note”) payable to Emet Capital Partners, LLC, (“EMET”) in the principal amount of $55,000 in exchange for $50,000 cash. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (May 25, 2018) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of (i) $0.25 (the “Fixed Conversion Price”); or (ii) 50% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. As part of the transaction, EMET was also issued a warrant granting the holder the right to purchase up to 440,000 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. As part of the Convertible Note, the Company executed a Registration Rights Agreement (the “RRA”) dated May 25, 2017. Among other things, the RRA provided for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Convertible Note and the warrant and to have declared effective such Registration Statement. The Registration Statement was declared effective by the Securities and Exchange Commission on August 31, 2017. On September 19, 2018, $32,000 principal of the Convertible Note (and $4,638 accrued interest) was converted into 1,465,523 shares of Company common stock. On October 26, 2018, $30,531 principal of the Convertible Note (and $503 accrued interest) was converted into 1,034,477 shares of Company common stock. Please see NOTE F - DERIVATIVE LIABILITY for further information.

(ii) On September 14, 2017, the Company executed a Convertible Note (the “Convertible Note”) payable to Emet Capital Partners, LLC, (“EMET”) in the principal amount of $13,750 in exchange for $12,500 cash. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (September 14, 2018) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of (i) $0.25 (the “Fixed Conversion Price”); or (ii) 50% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually (default interest rate 15%). As part of the transaction, EMET was also issued a warrant granting the holder the right to purchase up to 110,000 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. Please see NOTE F - DERIVATIVE LIABILITY for further information.

(iii) On January 9, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Emet Capital Partners, LLC, (“EMET”) in the principal amount of $20,000 in exchange for entry into a Waiver Agreement pertaining to the Securities Purchase Agreements entered into between the Parties dated May 25, 2017 and September 14, 2017 along with a Convertible Note issued by the Company on each of the same dates. The Company received $0 cash from issuance of the Convertible Note. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 9, 2019) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of (i) $0.25 (the “Fixed Conversion Price”); or (ii) 50% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually (default interest rate 15%). Please see NOTE F - DERIVATIVE LIABILITY for further information.

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

For The Years Ended December 31, 2018 and 2017

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

NOTE F - DERIVATIVE LIABILITY

The derivative liability at December 31, 2018 consisted of:

December 31, 2018
Convertible Promissory Note dated May 25, 2017 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	$8,385
Warrants issued to EMET in connection with the above Convertible Promissory Note dated May 25, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	72,468
Convertible Promissory Note dated September 14, 2017 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	43,780
Warrants issued to EMET in connection with the above Convertible Promissory Note dated September 14, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	18,150
Convertible Promissory Note dated January 9, 2018 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	63,680
Allonge dated March 28, 2018 to the Convertible Promissory Note dated September 14, 2017 Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	38,526
Warrants issued to EMET in connection with the above Allonge dated March 28, 2018 to the Convertible Promissory Note dated September 14, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	15,991
Allonge 2 dated September 13, 2018 to the Convertible Promissory Note dated September 14, 2017 Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	17,512
Warrants issued to EMET in connection with the above Allonge 2 dated September 13, 2018 to the Convertible Promissory Note dated September 14, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	1,818
Total derivative liability	$280,310

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

The fair value of the derivative liability was measured at the respective issuance dates and at December 31, 2018 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2018 were (1) stock price of $0.1655 per share, (2) conversion price of $0.0525 per share, (3) terms ranging from 3 months to 6 months, (4) expected volatility of 286.71%, and (5) risk free interest rates ranging from 2.45% to 2.56%. Assumptions used for the calculation of the derivative liability of the warrants at December 31, 2018 were (1) stock price of $0.1655 per share, (2) exercise price of $0.50 per share, (3) terms ranging from 41 months to 54 months, (4) expected volatility of 286.71%, and (5) risk free interest rates ranging from 2.47% to 2.50%.

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

For The Years Ended December 31, 2018 and 2017

NOTE G - CAPITAL STOCK AND WARRANTS (continued)

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

On September 19, 2018, the Company issued 1,465,523 shares of its common stock pursuant to a conversion of $32,000 principal and $ 4,638 accrued interest of its convertible note dated May 25, 2017 by Emet Capital Partners, LLC. The $510,149 excess of the $ 546,787 fair value of the 1,465,523 shares over the $36,638 liability reduction was charged to Loss on Conversion of Debt.

On October 26, 2018, the Company issued 1,034,477 shares of its common stock pursuant to a conversion of $30,531 principal and $ 503 accrued interest of its convertible note dated May 25, 2017 by Emet Capital Partners, LLC. The $ 82,758 excess of the $ 113,792 fair value of the 1,034,479 shares over the $ 31,034 liability reduction was charged to Loss on conversion of Debt.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2018 and 2017

NOTE G - CAPITAL STOCK AND WARRANTS (continued)

As of December 31, 2018, the Company has four warrants issued and outstanding granting the holders the right to purchase up to a total of 657,800 shares of its common stock.

The following table summarizes information about warrants outstanding as of December 31, 2018:

	Number Outstanding	Average Remaining
Exercise Price	at December 31, 2018	Contractual Life

$0.50	440,000	41 Months
$0.50	110,000	45 Months
$0.50	96,800	51 Months
$0.50	11,000	54 Months
Total	657,800

NOTE H - INCOME TAXES

The Company and its United States subsidiaries expect to file consolidated Federal income tax returns. Green C Corporation, its Ontario Canada subsidiary, will file Canada and Ontario income tax returns.

At December 31, 2018 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is not more likely than not that the benefits will be realized. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

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

Green C paid FGS total of $ 4,517,000 for these machines. Net of a total of $ 59,000 commission paid to a third party finder, Green C recognized a gross profit of $72,912 from these two sales.

In June 2018, Green C sold certain telecommunications parts to a China based third party entity for a total of $111,147. The Company’s supplier of the products in these transactions was an Italy based third party entity which was paid $111,127 for these products. Including $13,965 commissions received from NFW Marketing, Inc., an entity affiliated with Elisha Kalfa, Green C’s Chief Executive Officer, Green C recognized a gross profit of $13,986 from this transaction.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2018 and 2017

NOTE J - COMMITMENTS AND CONTINGENCIES

Pharmedica Exclusive License Agreement

On June 21, 2018, Green C executed an Exclusive License Agreement with Pharmedica, Ltd. (“Pharmedica”), an Israeli company, to exploit certain Pharmedica intellectual property for the development and distribution of a certain Licensed Product involved in the transmucosal delivery of medicinal or recreational cannabis. The agreement provides for Green C payments to Pharmedica of a $100,000 license fee (which was paid by 2591028 Ontario Limited, an entity affiliated with Green C’s Chief Executive Officer, on June 26, 2018 and annual royalties at a rate of 5% of the Net Sales of the Licensed Product subject to a Minimum Annual Royalty of $50,000. The agreement also provides for certain milestones to be accomplished by Green C in order for Green C to retain the license. Green C and Pharmedica each may terminate the agreement upon the occurrence of a material breach by the other party of its obligations under the agreement and such other party’s failure to remedy such breach to the reasonable satisfaction of the other party within thirty (30) days after being requested in writing to do so.

Service Agreements

On July 31, 2018, the Company executed Services Agreements with its newly appointed Chief Executive Officer (the “CEO”) and its newly appointed Chief Legal Officer (the “CLO”), for terms of five years. The Agreements provide for a monthly base salary of $10,000 for the CEO and a monthly base salary of $7,000 for the CLO. For the year ended December 31, 2018, the Company expensed a total of $85,000 as officers compensation pursuant to these agreements. The remaining $100,593 officers compensation in the year ended December 31, 2018 represents payments to the chief executive officer of Green C Corporation.

NOTE K – SUBSEQUENT EVENTS

On January 4, 2019, the Company issued 769,785 shares of its common stock pursuant to a conversion of $ 670 principal and $ 100 accrued interest of its convertible note dated May 25, 2018 by Emet Capital Partners, LLC (“Emet”). This conversion was based on a conversion price of $ 0.001 per share (rather than the Variable Conversion Price provided in the related note) submitted by Emet in its Conversion Notice. Emet asserted that the Company had committed a dilutive issuance which triggered the “ratchet-down” provision of the related note which provides for a reduction of the conversion price. The Company has notified Emet that it disagrees with Emet’s assertion that a ratch-down dilutive issuance occurred. If the issuance of the 769,785 shares is not revised, the $ 99,302 excess of the $ 100,072 fair value of the 769,785 shares over the $ 770 liability reduction will be recognized as a loss on Conversion of Debt in the three months ended March 31, 2019.

On January 4, 2019, the Company issued 695,129 shares of is common stock pursuant to an exercise of the equivalent of 1,400 warrants (of the 440,000 warrants issued to Emet Capital Partners, LLC) on May 25, 2017) in a cashless exercise transaction based on a ratchet-down exercise price of $ 0.001 per share.

On February 12, 2019 (the “Issue Date”), the Company issued a 6% Convertible Redeemable Note to Eagle Equities, LLC (“Eagle”), having a principal amount of $1,200,000 of which $96,000 constituted an original issue discount (the “Eagle Note”). In connection with the Eagle Note, the Company and Eagle entered into a Securities Purchase Agreement. The Eagle Note will mature on one year from the Issue Date.

Eagle is to fund the $ 1,104,000 purchase price of the Eagle Note in tranches. The first tranche of $ 250,000 was received by the Company on February 13, 2019.

The Eagle Note may be pre-paid in whole or in part by paying Eagle the following premiums:

PREPAY DATE	PREPAY AMOUNT
≤ 30 days	105% * (Principal + Interest (“P+I”)
31- 60 days	110% * (P+I)
61-90 days	115% * (P+I)
91-120 days	120% * (P+I)
121-150 days	125% * (P+I)
151-180 days	130% * (P+I)

Any amount of principal or interest on the Eagle Note, which is not paid when due shall bear interest at the rate of twenty four (24%) per annum from the due date thereof until the same is paid (“Default Interest”).

Eagle has the right beginning on the date which is one hundred eighty (180) days following the Issue Date to convert all or any part of the outstanding and unpaid principal amount of the Eagle Note into fully paid and non-assessable shares of common stock of the Company at the conversion price (the “Conversion Price”). The Conversion Price shall be, equal to 65% of the lowest closing price of the Company’s common stock as reported on the National Quotations Bureau OTC Market exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future (“Exchange”), for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. The Eagle Note contains other customary terms found in like instruments for conversion price adjustments.

In the case of an Event of Default (as defined in the Eagle Note), the Eagle Note shall become immediately due and payable and interest shall accrue at the rate of Default Interest. Certain events of default will result in further penalties.

Emet Warrant Restructuring

On February 14, 2019, the Company entered into an exchange agreement with Emet Capital Partners, LLC (“Emet”) pursuant to which the Company will issue Emet 9,000,000 shares of its Series B Convertible Preferred Stock (the “Series B Preferred Shares”) in exchange for the surrender of all outstanding warrants held by Emet. Each Series B Preferred Share is convertible into one share of the Company’s common stock subject to adjustment in case, at the time of conversion, the market price per share of the Company’s common stock is less than $0.075. In such case, Emet will receive an additional number of shares of common stock equal to the number of shares being converted divided by the applicable market price.

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

Changes in Internal Controls

During the twelve months ended December 31, 2018, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Green C is the owner of an exclusive, worldwide license for an eluting transmucosal patch platform (“ETP”) for non-invasive drug delivery in the cannabis field for medical treatment as further described in the exclusive license agreement dated June 21, 2018 with Pharmedica. A copy of the License Agreement is incorporated by reference to this report as Exhibit 10.1 of the Company’s current report on Form 8-K dated August 3, 2018 (the “License Agreement”).

In accordance with the terms of the Exchange Agreement, the Company issued 9,411,998 shares of its preferred stock, par value $0.001 (the “Shares”) to the Selling Shareholders and certain individuals named below (collectively, the “Shareholder Group”) in exchange for 100% of the issued and outstanding capital stock of Green C (the “Exchange Transaction”). As a result of the Exchange Transaction, the Selling Shareholders acquired 29.67% of the Company’s issued and outstanding shares of preferred stock, Green C became the Company’s wholly-owned subsidiary and the Company acquired 100% of the business and operations of Green C.

After the consummation of the transactions contemplated by the Exchange Agreement, we switched our business model in fiscal 2018 and no longer intend to pursue E-commerce, advertising, licensing (except as specified below) or direct investment operations. We are now engaged in the commercialization of our exclusively licensed technology for medical medicinal or recreational cannabis (where permitted) for the transmucosal delivery of medicinal or recreational cannabis (where permitted) (other than in the field of oral care) or any other product exploiting such technology for the transmucosal delivery of medicinal or recreational cannabis (where permitted) (collectively, the “Technology”).

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers as of December 31, 2018

The names and ages of our Directors and Executive Officers are set forth below. Our By-Laws provide for not less than one Director. All Directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The officers are elected by our Board.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as at the date hereof are as follows:

Name	Age	Positions and Offices
Aitan Zacharin	34	President, Chief Executive Officer, Treasurer and Director
Mark Radom	50	General Counsel
David Tavor	68	Director

The directors named above will serve until the next annual meeting of the stockholders or until his resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions pursuant to their respective service agreements.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Professional History of Aitan Zacharin

Mr. Zacharin is an experienced executive with a broad knowledge in building and managing technology and consumer products businesses. In 2012, he co-founded Fuse Science, an innovative biotechnology company headquartered in Miami, Florida and Oxnard, California. Mr. Zacharin was responsible for the development and growth of the business from a seed stage R&D company to a publicly traded CPG and biotech business with multiple subsidiaries. During his tenure he was tasked with expanding the biotechnology IP portfolio, spearheading multiple in vitro studies, and growing the consumer products business. In scaling the company, Mr. Zacharin identified and hired executive talent to lead the commercialization strategy including the past President of SC Johnson Company and previous CEO of Champs and Footlocker Sports. He successfully led the company to raise over $10M in three over-subscribed rounds, as well as negotiated contracts with 26 world renowned athlete and celebrity brand ambassadors, which included top ranked pro golfer Tiger Woods. Under Mr. Zacharin’s leadership the company developed and commercialized multi-category consumer products through a retail footprint of 15,000 doors. Since his exit from Fuse Science, he has been advising and investing in mid to late stage technology startups, and assisting them with capitalization, business strategy and development, and accelerating growth. Mr. Zacharin holds dual degrees from the University of South Florida in Tampa Bay. He resides in Baltimore, Maryland, and maintains various board appointments both professionally and philanthropically.

Professional History of Mark Radom

From August 2015 to July 2018, Mr. Radom served as chief executive officer of Graphite Corp. From February 2010 through July 2015, Mr. Radom served as the chief carbon officer and general counsel of Blue Sphere Corporation. From 2009 through 2010, Mr. Radom was managing director of Carbon MPV Limited, a Cyprus company focused on developing renewable energy and carbon credit projects. From 2007 to 2009, Mr. Radom was general counsel and chief operating officer of Carbon Markets Global Limited, a London-based carbon credit and renewable energy project developer. Mr. Radom has extensive experience in business development in the renewable energy and carbon credit sectors. He has sourced over U.S. $100,000,000 in renewable energy, industrial gas and carbon credit projects and managed many complex aspects of their implementation. He was legal counsel for a number of carbon and ecological project developers and was responsible for structuring joint ventures and advising on developing projects through the CDM/JI registration cycle and emission reduction purchase agreements under the auspices of the Kyoto Protocol. Prior to this, he worked on Wall Street and in the City of London as a US securities and capital markets lawyer where he represented sovereigns, global investment banks and fortune 500 companies across a broad range of capital raising and corporate transactions. He is a graduate of Duke University and Brooklyn Law School. Mr. Radom is admitted to practice law in New York and New Jersey and speaks fluent Russian.

Professional History of David Tavor

Mr. Tavor has more than 18-years experience serving as General Manager and founder of companies in different areas: Pharmaceutical (Cure Medical; manufacturing and marketing of Intra-Venus solutions including for dialysis), Biotech (Minapro; cultivation and marketing of Micro Algae for Anti-aging; Anti-oxidants, Cosmetics and fish and shrimps industries), Clean-tech (Jet; treating industrial and cowsheds waste waters), Natural products (Hadas Natural Products; production and marketing of natural food additives and vitamins), and Medical Device companies (Fluorinex Active; manufacturing and marketing of Oral Care products for Anti-carries, Desensitizing, Teeth Fluoridation and Whitening).

Mr. Tavor has extensive experience in conducting negotiations abroad and preparing and implementing business plans. He is experienced in business development, sales and marketing, fundraising, senior management, patent registration and regulation, and managed companies “from idea to market”. Prior to that, Mr. Tavor served as the representative of the United Israel Appeal in Melbourne, Australia for four years. For the first 23 years of his career, Mr. Tavor served as a fighter pilot and a commander in the Israeli Air Force and retired with the rank of Colonel.

Mr. Tavor holds an MBA, and MA in Political Science and National Defense studies from Haifa University, Israel.

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

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our other executive officers during 2018.

					Non-Equity
				Stock	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)
Wayne Anderson,	2018	-	-	500,000	-	-	500,000
Principal Executive	2017	-	-	-	-	-	-
Officer(1)	2016	-	-	-	-	-	-

Aitan Zacharin(3)	2018	50,000	-	-	-	-	50,000

Mark Radom(4)	2018	35,000	-	-	-	-	35,000

(1)	Mr. Anderson served as the Company’s principal executive officer, principal financial officer and as Chairman of the Board of Directors until July 31, 2018.

(2)	Mr. Anderson’s principal address is 244 2nd Ave N, Suite 9, St. Petersburg, FL 33701.

(3)	Mr. Aitan Zacharin became the Company’s principal executive officer, principal financial officer and Chairman of the Board of Directors on July 31, 2018. Mr. Zacharin’s principal address is 15 Walker Avenue, Suite 101, Baltimore, MD 21208.

(4)	Mr. Mark Radom became the Company’s chief legal officer on July 31, 2018. Mr. Radom’s principal address is 15 Walker Avenue, Suite 101, Baltimore, MD 21208.

Employment Contracts. We have employment agreements with Aitan Zacharin and Mark Radom, our Executive Officer(s).

Compensation of Directors

The following table sets forth information concerning the compensation earned during 2018 by each individual who served as a non-employee director at any time during the fiscal year:

2018 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Wayne Anderson	30,000	7,500	37,500

(1)	On March 10, 2017, the Company executed a Board of Directors Service Agreement with Wayne Anderson. Under the terms of the Agreement, commencing April 1, 2017 the Company is to pay Mr. Anderson $10,000 per quarter for which Mr. Anderson serves on the Board of Directors. In addition to cash compensation, the Company is to issue Mr. Anderson 10,000 shares of its common stock for each quarter served. For the twelve months ended December 31, 2018, the Company expensed $37,500 (including $7,500 stock based) under the Agreement, which is included in “Accounts Payable and Accrued Expenses” in the Consolidated Balance Sheet at December 31, 2018.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 12, 2019, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of April 24, 2018, there were 29,380,969 shares of our common stock outstanding.

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

The following table lists, as at the date hereof, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Name of Beneficial Owner	Common Stock Beneficially Owned(1)	Percentage of Common Stock (1)(3)
Wayne Anderson (2)(4)	2,019,023	6.05%
Alpco (5)	4,386,012	13.15%
National Financial Services, LLC (7)	2,581,683	7.74%
TD Ameritrade (6)	5,768,813	17.29%
Emet Capital Partners (8)(9)(10)	3,550,000	10.64%
Sylios Corp. (11)(12)	5,378,476	16.12%
Aitan Zacharin (13)(14)	84,766,650	71.76%
Mark Radom (13)(14)	74,166,650	68.98%
Elisha Kalfa (14)	74,166,650	68.98%
Joe Kalfa (14)	74,166,650	68.98%
Fernando Bisker (14)	74,166,650	68.98%
Sigalush LLC (14)	74,166,650	68.98%
David Tavor (13)	15,000,000	32.00%
Officers and directors as a Group (13)	173,933,300	83.91%

* less than 1%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible debt or convertible preferred shares currently exercisable or convertible, or exercisable or convertible within 60 days of April 12, 2019 are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of shares of common stock outstanding on April 12, 2019, which was 33,345,883, and the shares issuable upon exercise of options, warrants exercisable, preferred stock and debt convertible on or within 60 days of April 12, 2019.

(2) 2,000,000 shares were issued to Mr. Anderson on March 31, 2017 for services rendered for the Company.

(3) The number of common shares outstanding used in computing the percentages is 33,345,883.

(4) The address for Mr. Anderson is 244 2nd Ave N., Suite 9, St. Petersburg, FL 33701.

(5) The address for Alpco is 39 Exchange Place, Salt Lake City, UT 84111.

(6) The address for TD Ameritrade is 500/510 Maryville Center Dr, St. Louis, MO 63141.

(7) The address for National Financial Services, LLC is 200 Liberty St, 5th FL, One World Financial Center, New York, NY 10281.

(8) The address for Emet Capital Partners, LLC is 395 Pearsall Avenue, Unit D, Cedarhurst, NY 11516.

(9) The shares held by Emet Capital Partners, LLC include 2,500,000 shares in reserve as per the terms of the May 25, 2017 Securities Purchase Agreement and 440,000 shares issuable under the May 25, 2017 warrant.

(10) The shares held by Emet Capital Partners, LLC include 500,000 shares in reserve as per the terms of the September 14, 2017 Securities Purchase Agreement and 110,000 shares issuable under the September 14, 2017 warrant.

(11) Sylios Corp is the former parent company of The Greater Cannabis Company. Mr. Anderson is the acting President of Sylios Corp.

(12) The address for Sylios Corp is 244 2nd Ave N., Suite 9, St. Petersburg, FL 33701.

(13) The shares included under “Officers and Directors as a Group” include those held by Aitan Zacharin, the Company’s chief executive officer, Mark Radom, the Company’s general counsel and David Tavor, director. Aitan Zacharin holds 1,695,333 shares of Series A Convertible Preferred Stock, Mark Radom holds 1,483,333 shares of Series A Convertible Preferred Stock and David Tavor holds 300,000 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into 50 shares of common stock.

(14) These individuals are persons who received shares of Series A Preferred Shares in connection with the reverse merger described in the Company’s current report on Form 8-K dated August 3, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2018, we were billed $29,500 in fees by our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	2018	2017
Audit Fees	$29,500	$15,000
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$29,500	$15,000

The following exhibits are filed as part of this report:

No.	Description
3.1	Articles of Organization (previously filed with Form S-1 on June 20, 2017)
3.2	Notice of Conversion (previously filed with Form S-1 on June 20, 2017)
3.3	Articles of Incorporation (previously filed with Form S-1 on June 20, 2017)
3.4	Bylaws (previously filed with Form S-1 on June 20, 2017)
3.5	The Greater Cannabis Company, LLC Reinstatement State of Florida dated January 12, 2017 (previously filed with Form S-1 on June 20, 2017)
3.6	Articles of Organization GCC Investment Holdings, LLC dated July 20, 2017 (previously filed on Amendment No. 2 to Form S-1 on August 8, 2017)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on June 20, 2017)
5.1	Legal Opinion of John T. Root, Jr.
10.1	Anti-Dilution Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated as of February 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.2	Licensing Agreement with Artemis Technologies (previously filed with Form S-1 on June 20, 2017)
10.3	Valvasone Trust Consulting Agreement dated as of December 24, 2016 (previously filed with Form S-1 on June 20, 2017)
10.4	Asset Acquisition Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated April 21, 2017 (previously filed with Form S-1 on June 20, 2017)
10.5	Collateral Agreement with SLMI Energy Holdings, LLC and Sylios Corp dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.6	Resale Certificate (previously filed with Form S-1 on June 20, 2017)
10.7	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of August 12, 2014 (previously filed with Form S-1 on June 20, 2017)
10.8	Board of Directors Services Agreement with Jimmy Wayne Anderson dated as of March 10, 2017 (previously filed with Form S-1 on June 20, 2017)
10.9	Promissory Note between The Greater Cannabis Company, Inc. and Expert Witness Locators dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.10	Promissory Note between The Greater Cannabis Company, Inc. and John T. Root, Jr. dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.11	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of March 31, 2017 (previously filed with Form S-1 on June 20, 2017)
10.12	Registration Rights Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.13	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.14	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)

10.15	Escrow Agreement among The Greater Cannabis Company, Inc., Emet Capital Partners, LLC and Grushko & Mittman, P.C., as escrow agent, dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.16	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.17	Advisory Agreement between The Greater Cannabis Company, Inc. and MCAP, LLC dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.18	Convertible Promissory Note and Warrant Coverage between The Greater Cannabis Company, Inc. and Xeraflop Technologies, Inc. dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.19	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.20	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.21	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.22	Waiver between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of January 9, 2018 (previously filed on Form 8-K on April 2, 2018)
10.23	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of January 9, 2018 (previously filed on Form 8-K on April 2, 2018)
10.24	Allonge made by The Greater Cannabis Company, Inc. to Emet Capital Partners, LLC dated March 28, 2018 (previously filed on Form 10-K on April 17, 2018)
10.25	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of March 28, 2018 (previously filed on Form 10-K on April 17, 2018)
10.26	Emet Exchange Agreement dated February 14, 2019 (previously filed on Form 8-K on February 15, 2019)
10.27	Eagle Convertible Note dated February 12, 2019 (previously filed on Form 8-K on February 15, 2019)
10.28	Eagle Securities Purchase Agreement dated February 12, 2019 (previously filed on Form 8-K on February 15, 2019)
10.29	Emet Certificate of Designation dated February 14, 2019 (previously filed on Form 8-K on February 15, 2019)
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on June 20, 2017)
21.1	Articles of Organization GCC Superstore, LLC (previously filed with Form S-1 on June 20, 2017)
23.1	Consent of John T. Root, Jr. (Please see Exhibit 5.1 Legal Opinion of John T. Root, Jr.) (previously filed with Amendment No. 3 to Form S-1 on August 25, 2017)
23.2	Consent of Michael T. Studer, CPA
Graphic	Corporate logo- GCC (previously filed with Form S-1 on June 20, 2017)
Graphic	Corporate logo GCC Superstore (previously filed with Form S-1 on June 20, 2017)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

++ To be filed by subsequent amendment.

XBRL Exhibits will be filed by subsequent amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Signatures	Title	Date

/s/ Aitan Zacharin	President (Principal Executive Officer), Acting Chief Financial Officer	April 15, 2019
(Principal Accounting Officer) and Chairman of the Board of Directors

