Form 10-Q
period 2019-03-31
Greater Cannabis Company, Inc.
filed 2019-05-20
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,730,483 shares of common stock as of May 19, 2019.

2

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

3

THE GREATER CANNABIS COMPANY, INC.

MARCH 31, 2019

FORM 10-Q

INDEX

Page
PART I- FINANCIAL INFORMATION
ITEM 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2019 (Unaudited) and December 31, 2018	F-2
Consolidated Statements of Operations for the three months ended March 31, 2018 and 2019 (Unaudited)	F-3
Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2019 (Unaudited)	F-4
Notes to Consolidated Financial Statements (Unaudited)	F-5

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$164,929	$59,891
Total current assets	164,929	59,891

OTHER ASSETS
Pharmedica Exclusive License Agreement (less accumulated amortization of $15,250 and $10,251)	84,749	89,749

Total assets	$249,678	$149,640

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$12,405	$17,890
Accrued interest	7,916	5,312
Accrued salaries	30,000	85,000
Loans payable to related parties	260,000	260,000
Notes payable to third parties	99,561	64,914
Derivative liability	333,432	280,310
Total current liabilities and total liabilities	743,314	713,426

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 19,000,000 shares authorized, $.001 par value: Series A Convertible Preferred-issued and outstanding 9,411,998 and 9,411,998 shares, respectively	9,412	9,412
Series B Convertible Preferred-issued and outstanding 9,000,000 and 0 shares, respectively	9,000	-
Common stock; 500,000,000 shares authorized, $.001 par value, as of March 31, 2019 and December 31, 2018, there are 33,345,883 and 31,880,969 shares outstanding, respectively	33,346	31,881
Additional paid-in capital	323,598	233,991
Accumulated deficit	(868,992)	(839,070)

Total stockholders’ (deficiency)	(493,636)	(563,786)
Total liabilities and stockholders’ (deficiency)	$249,678	$149,640

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2019 and 2018 (Unaudited)

	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
Revenue:
Gross profit on product transactions (Note I)	$-	$72,912

Total revenue	-	72,912

Operating Expenses:
Officers compensation	51,000	-
Amortization of Pharmedica Exclusive License Agreement cost	5,000	-
Other operating expenses	33,077	350
Total operating expenses	89,077	350

Income (loss) from operations	(89,077)	72,562

Other income (expenses):
Income from derivative liability	88,451	-
Loss on conversion of notes payable	(99,302)	-
Interest expense	(2,704)	-
Interest income	-	5,903
Amortization of debt discounts	(35,717)	-
Total other income (expenses)	(49,272)	5,903

Income (loss) before provision for income taxes	(138,349)	78,465
Provision for income taxes	-	-

Net income (loss)	$(138,349)	$78,465

Basic and diluted income (loss) per common share	$(.00)	$.00
Weighted average common shares outstanding-basic and diluted	33,280,775	29,380,969

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2019 and 2018 (Unaudited)

	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(138,349)	$78,465
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Loss on conversion of note payable and accrued interest to common stock	99,302	-
Income from derivative liability	(88,451)	-
Amortization of Pharmedica Exclusive License Agreement cost	5,000	-
Amortization of debt discounts	35,717	-
Changes in operating assets and liabilities:
Accounts payable	(5,885)	-
Accrued interest	2,704
Accrued salaries	(55,000)	-
Net cash provided by (used in) operating activities	(144,962)	78,465

INVESTING ACTIVITIES
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from loan payable to related party		783
Proceeds from notes payable to third parties	250,000	-

Net cash provided by financing activities	250,000	783

NET INCREASE IN CASH	105,038	79,248

CASH BALANCE, BEGINNING OF PERIOD	59,891	-

CASH BALANCE, END OF PERIOD	$164,929	79,248

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash Investing and Financing Activities:
Conversion of note payable ($670) and accrued interest ($100) into 769,785 shares of common stock (Fair Value of $100,072) on January 4, 2019	$100,072	$-
Exercise of 1400 warrants into 695,129 shares of common stock in a cashless exercise transaction on January 4, 2019	$695	$-
Exchange of 438,600 warrants into 9,000,000 shares of Class B Convertible Preferred Stock on February 14, 2019	$9,000	$-
Initial derivative liability charged to debt discount	$250,000	$-

The accompanying notes are an integral part of these consolidated financial statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2019 and 2018

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

Principles of Consolidation

The consolidated financial statements include the accounts of The Greater Cannabis Company, Inc., and its wholly owned subsidiary Green C Corporation.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2019 and 2018

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2019, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For The Three Months Ended March 31, 2019 and 2018

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

For The Three Months Ended March 31, 2019 and 2018

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

For The Three Months Ended March 31, 2019 and 2018

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

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the periods presented, the Company excluded 470,599,900 shares relating to the Series A Convertible Preferred Stock (see Note G), shares relating to convertible notes payable to third parties (Please see NOTE E - NOTES PAYABLE TO THIRD PARTIES for further information) and shares relating to outstanding warrants (Please see NOTE G - CAPITAL STOCK AND WARRANTS for further information) from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive.

Recently Enacted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all prior revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under prior U.S. GAAP. As amended by the FASB in July 2015, the standard became effective for annual periods beginning after December 15, 2017, and interim periods therein. ASU 2014-09 has had no impact on our Financial statements for the periods presented.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2019 and 2018

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Enacted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). ASU 2016-08 has had no impact on our Financial statements for the periods presentd.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify the following two aspects of Topic 606: 1) identifying performance obligations, and 2) the licensing implementation guidance. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). ASU 2016-10 has had no impact on our financial statements for the periods presented.

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

Accordingly, effective January 1, 2019, the Company reduced the derivative liability of warrants with “down round” features (and do not contain variable conversion features) of $108,427 at December 31, 2018 to $0 and recognized a $108,427 cumulative affect adjustment reduction of accumulated deficit. See Note F.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2019 and 2018

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of March 31, 2019, the Company had cash of $164,929, total current liabilities of $743,314, and negative working capital of $578,385. For the three months ended March 31, 2019, we incurred a net loss of $138,349 and used $149,962 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through May 2020.

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

For The Three Months Ended March 31, 2019 and 2018

NOTE C - ACQUISITION OF GREEN C CORPORATION (continued)

Pursuant to terms of the acquisition agreements, $164,841 (accounts payable and accrued expenses - $62,500, accrued interest - $12,567, and loans payable to related parties - $89,774) of the $550,136 total liabilities was forgiven.

For the three months ended March 31, 2018, The Greater Cannabis Company, Inc. reported a net loss of $85,303. As discussed above, these operations are excluded from the Company’s accompanying consolidated statement of operations for the three months ended March 31, 2018.

NOTE D - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	March 31, 2019	December 31,2018

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$260,000	$260,000

Pursuant to loan and contribution agreements dated July 31, 2018, the above loans are non-interest bearing and are to be repaid after the Company raises from investors no less than $1,500,000 or generates sufficient revenue to make repayments (each, a “Replacement Event”). If the First Replacement Event does not occur within 18 months from July 31, 2018, the loans are to be repaid immediately. In the event there is insufficient capital to repay the loan, the lenders have the option to convert all or part of the loans into shares at the Company common stock at the average trading price of the 10 days prior to the date of the conversion request.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2019 and 2018

NOTE E - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	March 31, 2019	December 31, 2018

Convertible Promissory Note dated May 25, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due May 25, 2018 (i)	$2,799	$3,469
Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018 (ii)	16,500	16,500
Convertible Promissory Note dated January 9, 2018 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due January 9, 2019-less unamortized debt discount of $0 and $550, respectively (iii)	24,000	23,450
Allonge to the Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018 (iv)	14,520	14,520
Allonge 2 to the Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018 (v)	6,600	6,600
Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	375	375
Convertible Promissory Note dated February 12, 2019 payable to Eagle Equities, LLC (“Eagle”), interest at 6%, due February 12, 2020-less unamortized debt discount of $235,230 and $0, respectively (vi)	34,767	-
Total	$99,561	$64,914

(i) On May 25, 2017, the Company executed a Convertible Note (the “Convertible Note”) payable to Emet Capital Partners, LLC, (“EMET”) in the principal amount of $55,000 in exchange for $50,000 cash. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (May 25, 2018) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of (i) $0.25 (the “Fixed Conversion Price”); or (ii) 50% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. As part of the transaction, EMET was also issued a warrant granting the holder the right to purchase up to 440,000 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. As part of the Convertible Note, the Company executed a Registration Rights Agreement (the “RRA”) dated May 25, 2017. Among other things, the RRA provided for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Convertible Note and the warrant and to have declared effective such Registration Statement. The Registration Statement was declared effective by the Securities and Exchange Commission on August 31, 2017. On September 19, 2018, $32,000 principal of the Convertible Note (and $4,638 accrued interest) was converted into 1,465,523 shares of Company common stock. On October 26, 2018, $30,531 principal of the Convertible Note (and $503 accrued interest) was converted into 1,034,477 shares of Company common stock. On January 4, 2019, $670 principal of the Convertible Note (and $100 accrued interest) was converted into 769,785 shares of Company common stock. Please see NOTE F - DERIVATIVE LIABILITY for further information.

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

For The Three Months Ended March 31, 2019 and 2018

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

(vi) On February 12, 2019, (the “Issue Date”) the Company issued a 6% Convertible Redeemable Note to Eagle Equities, LLC (“Eagle”) having a principal amount of $1,200,000 of which $96,000 constituted an original issue discount (the “Eagle Note”). In connection with the Eagle Note, the Company and Eagle entered into a Securities Purchase Agreement. The Eagle Note is to mature one year from the Issue Date. Eagle is to fund the $1,104,000 purchase price of the Eagle Note in tranches. The first tranche of $250,000 was received by the Company on February 13, 2019.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2019 and 2018

NOTE F - DERIVATIVE LIABILITY

The derivative liability consists of:

	March 31, 2019	December 31, 2018
Convertible Promissory Note dated May 25, 2017 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	$3,532	$8,385
Warrants issued to EMET in connection with the above Convertible Promissory Note dated May 25, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (i)	-	72,468
Convertible Promissory Note dated September 14, 2017 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	20,823	43,780
Warrants issued to EMET in connection with the above Convertible Promissory Note dated September 14, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (i)	-	18,150
Convertible Promissory Note dated January 9, 2018 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	30,288	63,680
Allonge dated March 28, 2018 to the Convertible Promissory Note dated September 14, 2017 Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	18,324	38,526
Warrants issued to EMET in connection with the above Allonge dated March 28, 2018 to the Convertible Promissory Note dated September 14, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (i)	-	15,991
Allonge 2 dated September 13, 2018 to the Convertible Promissory Note dated September 14, 2017 Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	8,329	17,512
Warrants issued to EMET in connection with the above Allonge 2 dated September 13, 2018 to the Convertible Promissory Note dated September 14, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (i)	-	1,818
Convertible Promissory Note dated February 12, 2019 payable to Eagle Equities, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	252,136	-
Total derivative liability	$333,432	$280,310

(i) As discussed in Note A above, warrants with “down round” features (and do not contain variable conversion features) are not subject to derivative liability treatment effective January 1, 2019.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2019 and 2018

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

The fair value of the derivative liability was measured at the respective issuance dates and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at March 31, 2019 were (1) stock price of $0.107 per share, (2) conversion price ranging from $0.05 to $.065 per share, (3) terms ranging from 6 months to 318 days, (4) expected volatility of 117,60%, and (5) risk free interest rates ranging from 2.43% to 2.44%. Assumptions used for the calculation of the derivative liability of the notes at December 31, 2018 were (1) stock price of $0.1655 per share, (2) conversion price of $0.0525 per share, (3) terms ranging from 3 months to 6 months, (4) expected volatility of 286.71%, and (5) risk free interest rates ranging from 2.47% to 2.50%.

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

On February 14, 2019, the Company issued 9,000,000 shares of Series B Convertible Preferred Stock to Emet Capital Partners, LLC (“Emet”) in exchange for the surrender of all outstanding warrants held by Emet. Each share of Series B Convertible Preferred Stock is convertible into one share of Company common stock subject to adjustment in case, at the time of conversion, the market price per share of the Company common stock is less than $0.075 per share.

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

On September 19, 2018, the Company issued 1,465,523 shares of its common stock pursuant to a conversion of $32,000 principal and $4,638 accrued interest of its convertible note dated May 25, 2017 by Emet Capital Partners, LLC. The $510,149 excess of the $546,787 fair value of the 1,465,523 shares over the $36,638 liability reduction was charged to Loss on Conversion of Debt.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2019 and 2018

On October 26, 2018, the Company issued 1,034,477 shares of its common stock pursuant to a conversion of $30,531 principal and $503 accrued interest of its convertible note dated May 25, 2017 by Emet Capital Partners, LLC. The $82,758 excess of the $113,792 fair value of the 1,034,479 shares over the $31,034 liability reduction was charged to Loss on conversion of Debt.

On January 4, 2019, the Company issued 769,785 shares of its common stock pursuant to a conversion of $670 principal and $100 accrued interest of its convertible note dated May 25, 2018 by Emet Capital Partners, LLC (“Emet”). This conversion was based on a conversion price of $0.001 per share (rather than the Variable Conversion Price provided in the related note) submitted by Emet in its Conversion Notice. Emet asserted that the Company had committed a dilutive issuance, which triggered the “ratchet-down” provision of the related note which provides for a reduction of the conversion price. The Company has notified Emet that it disagrees with Emet’s assertion that a ratch-down dilutive issuance occurred. The $99,302 excess of the $100,072 fair value of the 769,785 shares over the $770 liability reduction was charged to Loss on Conversion of Debt in the three months ended March 31, 2019.

On January 4, 2019, the Company issued 695,129 shares of its common stock pursuant to an exercise of the equivalent of 1,400 warrants (of the 440,000 warrants issued to Emet Capital Partners, LLC on May 25, 2017) in a cashless exercise transaction based on a ratchet-down exercise price of $0.001 per share.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2019 and 2018

Emet Warrant Restructuring

On February 14, 2019, the Company entered into an exchange agreement with Emet Capital Partners, LLC (“Emet”) pursuant to which the Company issued Emet 9,000,000 shares of its Series B Convertible Preferred Stock (the “Series B Preferred Shares”) in exchange for the surrender of all outstanding warrants held by Emet. Each Series B Preferred Share is convertible into one share of the Company’s common stock subject to adjustment in case, at the time of conversion, the market price per share of the Company’s common stock is less than $0.075. In such case, Emet will receive an additional number of shares of common stock equal to the number of shares being converted divided by the applicable market price.

At March 31, 2019, the Company has no outstanding warrants.

NOTE H - INCOME TAXES

The Company and its United States subsidiaries expect to file consolidated Federal income tax returns. Green C Corporation, its Ontario Canada subsidiary, will file Canada and Ontario income tax returns.

At March 31, 2019 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is not more likely than not that the benefits will be realized. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

All tax years of the Company and its United States subsidiaries remain subject to examination by the Internal Revenue Service.

NOTE I- GROSS PROFIT ON PRODUCT TRANSACTIONS

In February 2018, Green C sold certain bitcoin mining rig machines to a North Carolina based third party entity for $2,929,000. Also in February 2018, Green C sold additional bitcoin mining rig machines to another North Carolina based third party entity for $1,720,000. The Company’s supplier of the products in these two transactions was Focus Global Supply (“FGS”), a business entity controlled by Elisha Kalfa, Green C’s Chief Executive Officer.

Green C paid FGS total of $4,517,000 for these machines. Net of a total of $59,000 commission paid to a third party finder, Green C recognized a gross profit of $72,912 from these two sales.

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

Service Agreements

On July 31, 2018, the Company executed Services Agreements with its newly appointed Chief Executive Officer (the “CEO”) and its newly appointed Chief Legal Officer (the “CLO”), for terms of five years. The Agreements provide for a monthly base salary of $10,000 for the CEO and a monthly base salary of $7,000 for the CLO. For the three months ended March 31, 2019, the Company expensed a total of $51,000 as officers compensation pursuant to these agreements.

NOTE K – SUBSEQUENT EVENTS

On April 16, 2019, the Company issued 1,384,600 shares of common stock pursuant to a conversion by Emet Capital Partners, LLC (“Emet”) of $40,500 in principal and $7,961 in accrued interest to Emet. The $131,537 excess of the $179,998 Fair value of the 1,384,600 shares over the $48,461 liability reduction will be charged to Loss on Conversion of Debt in the three months ended June 30, 2019.

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

Green C is the owner of an exclusive, worldwide license for an eluting transmucosal patch platform (“ETP”) for non-invasive drug delivery in the cannabis field for medical treatment as further described in the exclusive license agreement dated September 21, 2018 with Pharmedica Ltd. A copy of the License Agreement is incorporated by reference to this report as Exhibit [  ] (the “License Agreement”).

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

Results of operations

For the three months ended March 31, 2019, the Company generated $0 revenue compared to $72,912 in 2018.

Our operating expenses in the three months ended March 31, 2019 amounted to $89,077 as compared to $350 for the three months ended March 31, 2018.

Our net loss in the three months ended March 31, 2019, was $138,349 as compared to the net income of $78,465 during the three months ended March 31, 2018.

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

Liquidity and Capital Resources

We had $164,929 cash on hand at March 31, 2019, compared to $79,248 at March 31, 2018.

At March 31, 2019, we had $334,791 in principal amount of outstanding notes to third parties.

The proceeds from loans and convertible debentures as well as cash on hand is being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the three months ended March 31, 2019 and 2018.

	March 31, 2019	March 31, 2018
Net cash provided by (used in) operating activities	$(144,962)	$78,465
Net cash used in investing activities	-	-
Net cash provided by financing activities	250,000	783
Net increase in cash	$105,038	79,248

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

Changes in Internal Controls

During the quarter ended March 31, 2019, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Our Certificate of Incorporation also authorizes the issuance from time to time of shares of its stock of any class, whether now or hereafter authorized, or securities convertible into shares of its stock of any class, whether now or hereafter authorized, for such consideration as the Board of Director(s) may deem advisable, subject to such restrictions or limitation, if any, as may be set forth in the bylaws of the Corporation. This authority would allow us to issue shares of preferred stock in excess of the 10,000,000 initially authorized. In fact, as at the date of this report, we have issued 10 shares of Series A Convertible Preferred Stock, 9,000,000 shares of Series B Convertible Preferred Stock and [  ] shares of Series C Convertible Preferred Stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 or in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Current Report on Form 8-K. Please see NOTE G - ISSUANCES OF CAPITAL STOCK for further information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Management Changes

Not applicable.

Acquisitions.

Not applicable.

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

Signatures	Title	Date

/s/ Aitan Zacharin	President (Principal Executive Officer), Acting Chief Financial Officer	May 19, 2019
(Principal Accounting Officer) and Chairman of the Board of Directors

