Form 10-Q
period 2019-06-30
Greater Cannabis Company, Inc.
filed 2019-08-19
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2019

[  ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from ______________ to ______________

Commission File Number: 000-56027

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 35,272,483 shares of common stock as of August 19, 2019.

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

3

THE GREATER CANNABIS COMPANY, INC.

MARCH 31, 2019

FORM 10-Q

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$81,037	$59,891
Prepaid salary	25,000	-
Total current assets	106,037	59,891

OTHER ASSETS
Pharmedica Exclusive License Agreement (less accumulated amortization of $20,251 and $10,251)	79,749	89,749

Total assets	$185,786	$149,640

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$9,700	$17,890
Accrued interest	7,881	5,312
Accrued salaries	56,000	85,000
Loans payable to related parties	260,000	260,000
Notes payable to third parties (less debt discounts of $ 167,916 and $ 550, respectively)	126,375	64,914
Derivative liability	251,367	280,310
Total current liabilities and total liabilities	711,323	713,426

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 19,000,000 shares authorized, $.001 par value:
Series A Convertible Preferred-issued and outstanding 9,411,998 and 9,411,998 shares, respectively	9,412	9,412
Series B Convertible Preferred-issued and outstanding 9,000,000 and 0 shares, respectively	9,000	-
Common stock; 500,000,000 shares authorized, $.001 par value, as of June 30, 2019 and December 31, 2018, there are 35,272,483 and 31,880,969 shares outstanding, respectively	35,272	31,881
Additional paid-in capital	577,550	233,991
Accumulated deficit	(1,156,771)	(839,070)

Total stockholders’ (deficiency)	(525,537)	(563,786)
Total liabilities and stockholders’ (deficiency)	$185,786	$149,640

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2019 and 2018 (Unaudited)

	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
Revenue:
Gross profit on product transactions (Note I)	$-	$86,898
Consulting fees from related party	-	8,477

Total revenue	-	95,375

Operating Expenses:
Officers compensation	102,000	-
Amortization of Pharmedica Exclusive License Agreement cost	10,000	-
Other operating expenses (including stock-based consulting fees of $75,880 and $0, respectively)	140,154	499
Total operating expenses	252,154	499

Income (loss) from operations	(252,154)	94,876

Other income (expenses):
Income from derivative liability	170,516	-
Loss on conversion of notes payable	(230,839)	-
Interest income	-	5,903
Interest expense	(10,620)	-
Amortization of debt discounts	(103,031)	-
Total other income (expenses)	(173,974)	5,903

Income (loss) before provision for income taxes	(426,128)	100,779
Provision for income taxes	-	-

Net income (loss)	$(426,128)	$100,799

Basic and diluted income (loss) per common share	$(.01)	$.00
Weighted average common shares outstanding-basic and diluted	33,979,890	29,380,969

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2019 and 2018 (Unaudited)

	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
Revenue:
Gross profit on product transactions (Note I)	$-	$13,986
Consulting fees from related party		8,477

Total revenue	-	22,463

Operating Expenses:
Officers compensation	51,000	-
Amortization of Pharmedica Exclusive License Agreement cost	5,000	-
Other operating expenses (including stock-based consulting fees of $75,880 and $0, respectively)	107,077	149
Total operating expenses	163,077	149

Income (loss) from operations	(163,077)	22,314

Other income (expenses):
Income from derivative liability	82,065	-
Loss on conversion of notes payable	(131,537)	-
Interest expense	(7,916)	-
Interest income	-	-
Amortization of debt discounts	(67,314)	-
Total other income (expenses)	(124,702)	-

Income (loss) before provision for income taxes	(287,779)	22,314
Provision for income taxes	-	-

Net income (loss)	$(287,779)	$22,314

Basic and diluted income (loss) per common share	$(.01)	$.00
Weighted average common shares outstanding-basic and diluted	34,677,377	29,380,969

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For The Six Months Ended June 30, 2019 and 2018 (Unaudited)

Six Months Ended June 30, 2019

	Series A Preferred		Series B Preferred				Additional
	stock		stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2018	9,411,998	$9,412	-	$-	31,880,969	$31,881	$233,991	$(839,070)	$(563,786)
Cumulative effect adjustment to reduce derivative liability of warrants with “down round” features effective January 1, 2019								108,427	108,427
Conversion of note payable ($670) and accrued interest ($100) into 769,785 shares of common stock (Fair Value of $100,072) on January 4, 2019					769,785	770	99,302	-	100,072
Exercise of 1400 warrants into 695,129 shares of common stock in a cashless exercise transaction on January 4, 2019					695,129	695	(695)		-
Exchange of 438,600 warrants into 9,000,000 shares of Class B Convertible Preferred Stock on February 14, 2019	-	-	9,000,000	9,000			(9,000)		-
Net loss for the three months ended March 31, 2019								(138,349)	(138,349)
Balances at March 31, 2019	9,411,998	$9,412	9,000,000	$9,000	33,345,883	$33,346	$323,598	$(868,992)	$(493,636)
Conversion of note payable ($40,500) and accrued interest ($7,961) into 1,384,600 shares of common stock (Fair Value of $179,998) on April 16, 2019					1,384,600	1,384	178,614		179,998
Issuance of 542,000 common shares for consulting services rendered	-	-	-	-	542,000	542	75,338	-	75,880
Net loss for the three months ended June 30, 2019								(287,779)	(287,779)
Balances at June 30, 2019	9,411,998	$9,412	9,000,000	$9,000	35,272,483	$35,272	$577,550	$(1,156,771)	$(525,537)

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For The Six Months Ended June 30, 2019 and 2018 (Unaudited)

Six Months Ended June 30, 2018

	Series A Preferred		Series D Preferred				Additional
	stock		stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2017	-	$-	-	$-	100	$-	$-	$-	$-
Net income for the three months ended March 31, 2018								78,465	78,465
Balances at March 31, 2018	-	$-	-	$-	100	$-	$-	$78,465	$78,465
Net income for the three months ended June 30, 2018								22,314	22,314
Balances at June 30, 2018	-	$-	-	$-	100	$-	$-	$100,779)	$100,779

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2019 and 2018 (Unaudited)

	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(426,128)	$100,779
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Loss on conversion of notes payable and accrued interest to common stock	230,839	-
Stock-based consulting fees	75,880	-
Income from derivative liability	(170,516)	-
Amortization of Pharmedica Exclusive License Agreement cost	10,000	-
Amortization of debt discounts	103,031	-
Changes in operating assets and liabilities:
Prepaid salaries	(25,000)	-
Accounts payable	(8,190)	-
Accrued interest	10,230	-
Accrued salaries	(29,000)	-
Net cash provided by (used in) operating activities	(228,854)	100,779

INVESTING ACTIVITIES
Purchase Pharmedica Exchange License Agreement	-	(100,000)
Net cash used in investing activities	-	(100,000)

FINANCING ACTIVITIES
Proceeds from loan payable to related party	-	20,783
Proceeds from notes payable to third parties	250,000	-

Net cash provided by financing activities	250,000	20,783

NET INCREASE IN CASH	21,146	21,562

CASH BALANCE, BEGINNING OF PERIOD	59,891	-

CASH BALANCE, END OF PERIOD	$81,037	$21,562

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash Investing and Financing Activities:
Conversion of note payable ($670) and accrued interest ($100) into 769,785 shares of common stock (Fair Value of $100,072) on January 4, 2019	$100,072	$-
Exercise of 1400 warrants into 695,129 shares of common stock in a cashless exercise transaction on January 4, 2019	$695	$-
Exchange of 438,600 warrants into 9,000,000 shares of Class B Convertible Preferred Stock on February 14, 2019	$9,000	$-
Initial derivative liability charged to debt discount	$250,000	$-
Conversion of note payable ($40,500) and accrued interest ($7,961) into 1,384,600 shares of common stock (Fair value of $ 179,998) on April 16, 2019	$179,998	$-

The accompanying notes are an integral part of these consolidated financial statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Six Months Ended June 30, 2019 and 2018

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

Principles of Consolidation

The consolidated financial statements include the accounts of The Greater Cannabis Company, Inc. and its wholly owned subsidiaries Green C Corporation and Biocanrx, Inc.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Six Months Ended June 30, 2019 and 2018

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

For The Six Months Ended June 30, 2019 and 2018

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

For The Six Months Ended June 30, 2019 and 2018

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

For The Six Months Ended June 30, 2019 and 2018

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

For The Six Months Ended June 30, 2019 and 2018

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Enacted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). ASU 2016-08 has had no impact on our Financial statements for the periods presented.

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

Accordingly, effective January 1, 2019, the Company reduced the derivative liability of warrants with “down round” features (and do not contain variable conversion features) of $108,427 at December 31, 2018 to $0 and recognized a $108,427 cumulative effect adjustment reduction of accumulated deficit. See Note F.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Six Months Ended June 30, 2019 and 2018

(Unaudited)

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of June 30, 2019, the Company had cash of $81,037, total current liabilities of $711,323, and negative working capital of $605,286. For the six months ended June 30, 2019, we incurred a net loss of $426,128 and used $228,854 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through August 2020.

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

For The Six Months Ended June 30, 2019 and 2018

(Unaudited)

NOTE C - ACQUISITION OF GREEN C CORPORATION (continued)

Pursuant to terms of the acquisition agreements, $164,841 (accounts payable and accrued expenses - $62,500, accrued interest - $12,567, and loans payable to related parties - $89,774) of the $550,136 total liabilities was forgiven.

For the six months ended June 30, 2018, The Greater Cannabis Company, Inc. reported a net loss of $154,504. As discussed above, these operations are excluded from the Company’s statement of operations for the six months ended June 30, 2018.

NOTE D - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	June 30, 2019	December 31,2018

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$260,000	$260,000

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Six Months Ended June 30, 2019 and 2018

(Unaudited)

NOTE E - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	June 30, 2019	December 31, 2018

Convertible Promissory Note dated May 25, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due May 25, 2018 (i)	$2,799	$3,469
Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018 (ii)	-	16,500
Convertible Promissory Note dated January 9, 2018 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due January 9, 2019-less unamortized debt discount of $0 and $550, respectively (iii)	-	23,450
Allonge to the Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018 (iv)	14,520	14,520
Allonge 2 to the Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018 (v)	6,600	6,600
Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	375	375
Convertible Promissory Note dated February 12, 2019 payable to Eagle Equities, LLC (“Eagle”), interest at 6%, due February 12, 2020-less unamortized debt discount of $167,916 and $0, respectively (vi)	102,081	-
Total	$126,375	$64,914

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Six Months Ended June 30, 2019 and 2018

(Unaudited)

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

(ii) On September 14, 2017, the Company executed a Convertible Note (the “Convertible Note”) payable to Emet Capital Partners, LLC, (“EMET”) in the principal amount of $13,750 in exchange for $12,500 cash. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (September 14, 2018) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of (i) $0.25 (the “Fixed Conversion Price”); or (ii) 50% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually (default interest rate 15%). As part of the transaction, EMET was also issued a warrant granting the holder the right to purchase up to 110,000 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. On April 16, 2019, the then principal balance of $16,500 of the Convertible Note (and $4,850 accrued interest) was converted into 610,009 shares of Company common stock. Please see NOTE F - DERIVATIVE LIABILITY for further information.

(iii) On January 9, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Emet Capital Partners, LLC, (“EMET”) in the principal amount of $20,000 in exchange for entry into a Waiver Agreement pertaining to the Securities Purchase Agreements entered into between the Parties dated May 25, 2017 and September 14, 2017 along with a Convertible Note issued by the Company on each of the same dates. The Company received $0 cash from issuance of the Convertible Note. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 9, 2019) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of (i) $0.25 (the “Fixed Conversion Price”); or (ii) 50% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually (default interest rate 15%). On April 16, 2019, the then principal balance of $24,000 of the Convertible Note (and $3,111 accrued interest) was converted into 774,591 shares of Company common stock. Please see NOTE F - DERIVATIVE LIABILITY for further information.

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

For The Six Months Ended June 30, 2019 and 2018

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

(vi) On February 12, 2019, (the “Issue Date”) the Company issued a 6% Convertible Redeemable Note to Eagle Equities, LLC (“Eagle”; having a principal amount of $1,200,000 of which $96,000 constituted an original issue discount (the “Eagle Note”). In connection with the Eagle Note, the Company and Eagle entered into a Securities Purchase Agreement. The Eagle Note will mature on one year from the Issue Date. Eagle is to fund the $1,104,000 purchase price of he Eagle Note in tranches. The first tranche of $250,000 was received by the Company on February 13, 2019.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Six Months Ended June 30, 2019 and 2018

(Unaudited)

NOTE F - DERIVATIVE LIABILITY

The derivative liability consists of:

	June 30, 2019	December 31, 2018
Convertible Promissory Note dated May 25, 2017 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	$3,417	$8,385
Warrants issued to EMET in connection with the above Convertible Promissory Note dated May 25, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (i)	-	72,468
Convertible Promissory Note dated September 14, 2017 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	-	43,780
Warrants issued to EMET in connection with the above Convertible Promissory Note dated September 14, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (i)	-	18,150
Convertible Promissory Note dated January 9, 2018 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	-	63,680
Allonge dated March 28, 2018 to the Convertible Promissory Note dated September 14, 2017 Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	17,728	38,526
Warrants issued to EMET in connection with the above Allonge dated March 28, 2018 to the Convertible Promissory Note dated September 14, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (i)	-	15,991
Allonge 2 dated September 13, 2018 to the Convertible Promissory Note dated September 14, 2017 Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	8,058	17,512
Warrants issued to EMET in connection with the above Allonge 2 dated September 13, 2018 to the Convertible Promissory Note dated September 14, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (i)	-	1,818
Convertible Promissory Note dated February 12, 2019 payable to Eagle Equities, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	222,164	-
Total derivative liability	$251,367	$280,310

(i) As discussed in Note A above, warrants with “down round” features (and do not contain variable conversion features) are not subject to derivative liability treatment effective January 1, 2019.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Six Months Ended June 30, 2019 and 2018

(Unaudited)

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

The fair value of the derivative liability was measured at the respective issuance dates and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2019 were (1) stock price of $0.11 per share, (2) conversion prices ranging from $0.0525 to $.0683 per share, (3) terms ranging from 6 months to 227 days, (4) expected volatility of 117,60%, and (5) risk free interest rates ranging from 2.09% to 2.12%. Assumptions used for the calculation of the derivative liability of the notes at December 31, 2018 were (1) stock price of $0.1655 per share, (2) conversion price of $0.0525 per share, (3) terms ranging from 3 months to 6 months, (4) expected volatility of 286.71%, and (5) risk free interest rates ranging from 2.47% to 2.50%.

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

On February 14, 2019, the Company issued 9,000,000 shares of Series B Convertible Preferred Stock to Emet Capital Partners, LLC (“Emet”) in exchange for the surrender of all outstanding warrants held by Emet. Each share of Series B Convertible Preferred Stock is convertible into one share of Company common stock subject to adjustment in case, at the time of conversion, the market price per share of the Company common stock is less than $ 0.075 per share. In such case, Emet will receive an additional number of shares of common stock equal to the number of shares being converted divided by the applicable market price.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Six Months Ended June 30, 2019 and 2018

(Unaudited)

On September 19, 2018, the Company issued 1,465,523 shares of its common stock pursuant to a conversion of $32,000 principal and $4,638 accrued interest of its convertible note dated May 25, 2017 by Emet Capital Partners, LLC. The $510,149 excess of the $546,787 fair value of the 1,465,523 shares over the $36,638 liability reduction was charged to Loss on Conversion of Debt in the three months ended September 30, 2018.

On October 26, 2018, the Company issued 1,034,477 shares of its common stock pursuant to a conversion of $30,531 principal and $503 accrued interest of its convertible note dated May 25, 2017 by Emet Capital Partners, LLC. The $82,758 excess of the $113,792 fair value of the 1,034,479 shares over the $31,034 liability reduction was charged to Loss on Conversion of Debt in the three months ended December 31, 2018.

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

On April 16, 2019, the Company issued 1,384,600 shares of its common stock pursuant to conversions of a total of $40,500 principal and $7,961 accrued interest of two convertible notes issued to by Emet Capital Partners, LLC (“Emet”). The $131,537 excess of the $179,998 fair value of the 1,384,600 shares over the $47,961 liability reduction was charged to Loss on Conversion of Debt in the three months ended June 30, 2019.

On May 29, 2019, the Company issued a total of 542,000 shares of its common stock to two consulting firm entities for certain specified investor relations and advisory services. The $75,880 fair value of the 542,000 shares was charged to Other Operating Expense in the three months ended June 30, 2019.

Warrants

On May 25, 2017, the Company issued Emet Capital Partners, LLC a warrant granting the holder the right to purchase 440,000 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. If at any time after the Initial Exercise Date, there was no effective registration statement registering the Warrant Shares, or no current prospectus available for the resale of the Warrant Shares by the Holder, then this Warrant may have been exercised at the Holder’s election, in whole or in part, at such time by means of a “cashless exercise”. The Holder of the warrant did not require that the Company register the common shares to be issued under the warrant in the Registration Statement declared effective August 31, 2017. (Please see NOTE E - NOTES PAYABLE TO THIRD PARTIES for further information).

On September 14, 2017, the Company issued Emet Capital Partners, LLC a warrant granting the holder the right to purchase 110,000 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. If at any time after the Initial Exercise Date, there was no effective registration statement registering the Warrant Shares, or no current prospectus available for the resale of the Warrant Shares by the Holder, then this Warrant may have been exercised at the Holder’s election, in whole or in part, at such time by means of a “cashless exercise”. The Holder of the warrant did not require that the Company register the common shares to be issued under the warrant in the Registration Statement declared effective August 31, 2017. (Please see NOTE E - NOTES PAYABLE TO THIRD PARTIES for further information).

On March 28, 2018, the Company issued Emet Capital Partners, LLC a warrant granting the holder the right to purchase 96,800 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. If at any time after the Initial Exercise Date, there was no effective registration statement registering the Warrant Shares, or no current prospectus available for the resale of the Warrant Shares by the Holder, then this Warrant may have been exercised at the Holder’s election, in whole or in part, at such time by means of a “cashless exercise”. The Holder of the warrant has not requested that the Company register the common shares to be issued under the warrant. (Please see NOTE E - NOTES PAYABLE TO THIRD PARTIES for further information).

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Six Months Ended June 30, 2019 and 2018

(Unaudited)

On June 13, 2018, the Company issued Emet Capital Partners, LLC a warrant granting the holder the right to purchase 11,000 shares of the Company’s common stock at an exercise price of $.50 for a term of 5-years. If at any time after the Initial Exercise Date, there was no effective registration statement registering the Warrant Shares, or no current prospectus available for the resale of the Warrant Shares by the Holder, then this Warrant may have been exercised at the Holder’s election, in whole or in part, at such time by means of a “cashless exercise”. The Holder of the warrant has not requested that the Company register the common shares to be issued under the warrant. (Please see NOTE E - NOTES PAYABLE TO THIRD PARTIES for further information).

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

At June 30, 2019, the Company has no outstanding warrants.

NOTE H - INCOME TAXES

The Company and its United States subsidiaries expect to file consolidated Federal income tax returns. Green C Corporation, its Ontario Canada subsidiary, will file Canada and Ontario income tax returns.

At June 30, 2019, the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is not more likely than not that the benefits will be realized. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

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

In June 2018, Green C sold certain telecommunications parts to a China based third party entity for a total of $111,147. Green C’s supplier of the products in these transactions was an Italy based third party entity which was paid $111,127 for these products. Including $13,965 commissions received from NFW Marketing, Inc., an entity affiliated with Elisha Kalfa, Green C’s Chief Executive Officer. Green C recognized a gross profit of $13,986 from this transaction.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Six Months Ended June 30, 2019 and 2018

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

Service Agreements

On July 31, 2018, the Company executed Services Agreements with its newly appointed Chief Executive Officer (the “CEO”) and its newly appointed Chief Legal Officer (the “CLO”), for terms of five years. The Agreements provide for a monthly base salary of $10,000 for the CEO and a monthly base salary of $7,000 for the CLO. For the six months ended June 30, 2019, the Company expensed a total of $102,000 as officers compensation pursuant to these agreements.

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

Results of operations

For the six months ended June 30, 2019, the Company generated $0 revenue compared to $95,375 in 2018.

Our operating expenses in the six months ended June 30, 2019 amounted to $252,154 as compared to $499 for the six months ended June 30, 2018.

Our net loss in the six months ended June 30, 2019, was $426,128 as compared to the net income of $100,799 during the six months ended June 30, 2018.

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

Liquidity and Capital Resources

We had $81,037 cash on hand at June 30, 2019, compared to $59,891 at December 31, 2018.

At June 30, 2019, we had $294,291 in principal amount of outstanding notes to third parties.

The proceeds from loans and convertible debentures as well as cash on hand is being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the six months ended June 30, 2019 and 2018.

	June 30, 2019	June 30, 2018
Net cash provided by (used in) operating activities	$(228,854)	$100,779
Net cash used in investing activities	-	(100,000)
Net cash provided by financing activities	250,000	20,783
Net increase in cash	$21,146	21,562

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

Changes in Internal Controls

During the quarter ended June 30, 2019, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Authorization of preferred stock.

Our Certificate of Incorporation and amendments thereto authorizes the issuance of up to 19,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock.

Our Certificate of Incorporation also authorizes the issuance from time to time of shares of its stock of any class, whether now or hererafter authorized, or securities convertible into shares of its stock of any class, whether now or hereafter authorized, for such consideration as the Board of Director(s) may deem advisable, subject to such restrictions or limitation, if any, as may be set forth in the bylaws of the Corporation. This authority would allow us to issue shares of preferred stock in excess of the 10,000,000 initially authorized. In fact, as at the date of this report, we have issued 9,411,998 shares of Series A Convertible Preferred Stock, 9,000,000 shares of Series B Convertible Preferred Stock.

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

We are authorized to issue up to 500,000,000 shares of common stock, of which 35,272,483 shares of common stock are issued and outstanding as of August 19, 2019. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and the Sarbanes-Oxley Act of 2002 and SEC rules require that our management report annually on the effectiveness of the Company’s internal control over financial reporting. Among other things, our management must conduct an assessment of the Company’s internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As disclosed in Part II, Item 9A, “Controls and Procedures” of this Form 10-K, our management, with the participation of our chief executive officer and our chief financial officer, has determined that we had material weaknesses in the Company’s internal control over financial reporting as of June 30, 2019.

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

Signatures	Title	Date

/s/ Aitan Zacharin	President (Principal Executive Officer), Acting Chief Financial Officer	August 19, 2019
(Principal Accounting Officer) and Chairman of the Board of Directors

