Form 10-Q
period 2019-09-30
Greater Cannabis Company, Inc.
filed 2019-11-18
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 37,195,846 shares of common stock as of November 13, 2019.

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

3

THE GREATER CANNABIS COMPANY, INC.

SEPTEMBER 30, 2019

FORM 10-Q

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$45,848	$59,891
Total current assets	45,848	59,891

OTHER ASSETS
Pharmedica Exclusive License Agreement (less accumulated amortization of $25,251 and $ 10,251)	74,749	89,749

Total assets	$120,597	$149,640

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$9,700	$17,890
Accrued interest	11,852	5,312
Accrued salaries	57,000	85,000
Loans payable to related parties	260,000	260,000
Notes payable to third parties (less debt discounts of $ 99,862 and $ 550, respectively)	194,430	64,914
Derivative liability	227,332	280,310
Total current liabilities and total liabilities	760,314	713,426

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 19,000,000 shares authorized, $.001 par value: Series A Convertible Preferred-issued and outstanding 9,411,998 and 9,411,998 shares, respectively	9,412	9,412
Series B Convertible Preferred-issued and outstanding 9,000,000 and 0 shares, respectively	9,000	-
Common stock; 500,000,000 shares authorized, $.001 par value, as of September 30, 2019 and December 31, 2018, there are 35,447,483 and 31,880,969 shares outstanding, respectively	35,447	31,881
Additional paid-in capital	589,625	233,991
Accumulated deficit	(1,283,201)	(839,070)

Total stockholders’ (deficiency)	(639,717)	(563,786)
Total liabilities and stockholders’ (deficiency)	$120,597	$149,640

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2019 and 2018 (Unaudited)

	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
Revenue:
Gross profit on product transactions (Note I)	$-	$86,898
Consulting fees ( related party $ 0 and $ 8,477, respectively)	2,620	8,477

Total revenue	2,620	95,375

Operating Expenses:
Officers compensation	153,000	134,593
Consulting fees paid to former Chief Executive Officer	-	50,000
Amortization of Pharmedica Exclusive License Agreement cost	15,000	5,251
Other operating expenses (including stock-based professional fees of $ 88,130 and $ 0, respectively)	165,213	20,282
Total operating expenses	333,213	210,126

Income (loss) from operations	(330,593)	(114,751)

Other income (expenses):
Income (expense) from derivative liability	194,551	(212,165)
Loss on conversion of notes payable	(230,839)	(510,149)
Interest income	-	5,903
Interest expense	(14,592)	(14,515)
Amortization of debt discounts	(171,085)	(17,866)
Total other income (expenses)	(221,965)	(748,792)

Income (loss) before provision for income taxes	(552,558)	(863,543)
Provision for income taxes	-	-

Net income (loss)	$(552,558)	$(863,543)

Basic and diluted income (loss) per common share	$(.02)	$(.03)
Weighted average common shares outstanding-basic and diluted	34,439,921	29,439,590

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2019 and 2018 (Unaudited)

	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
Revenue:
Gross profit on product transactions (Note I)	$-	$-
Consulting fees from related party	2,620	-

Total revenue	2,260	-

Operating Expenses:
Officers compensation	51,000	134,593
Consulting fees paid to former Chief Executive Officer	-	50,000
Amortization of Pharmedica Exclusive License Agreement cost	5,000	5,251
Other operating expenses (including stock-based professional fees of $ 12,250 and $ 0, respectively)	25,059	10,783
Total operating expenses	81,059	200,627

Income (loss) from operations	(78,439)	(200,627)

Other income (expenses):
Income (expense) from derivative liability	24,035	(212,165)
Loss on conversion of notes payable	-	(510,149)
Interest expense	(3,972)	(14,515)
Interest income	-	-
Amortization of debt discounts	(68,054)	(17,866)
Total other income (expenses)	(47,991)	(754,695)

Income (loss) before provision for income taxes	(126,430)	(955,322)
Provision for income taxes	-	-

Net income (loss)	$(126,430)	$(955,322)

Basic and diluted income (loss) per common share	$(.00)	$(.03)
Weighted average common shares outstanding-basic and diluted	35,359,983	29,556,832

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For The Nine Months Ended September 30, 2019 and 2018

	Series A Preferred		Series B Preferred				Additional
	stock		stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2018	9,411,998	$9,412	-	$-	31,880,969	$31,881	$233,991	$(839,070)	$(563,786)
Unaudited:
Cumulative effect adjustment to reduce derivative liability of warrants with “down round” features effective January 1, 2019								108,427	108,427
Conversion of note payable ($670) and accrued interest ($100) into 769,785 shares of common stock (Fair Value of $ 100,072) on January 4, 2019					769,785	770	99,302	-	100,072
Exercise of 1400 warrants into 645,129 shares of common stock in a cashless exercise transaction on January 4, 2019					695,129	695	(695)		-
Exchange of 438,600 warrants into 9,000,000 shares of Class B Convertible Preferred Stock on February 14, 2019	-	-	9,000,000	9,000			(9,000)		-
Net loss for the three months ended March 31, 2019								(138,349)	(138,349)
Balances at March 31, 2019	9411,998	$9,412	9,000,000	$9,000	33,345,883	$33,346	$323,598	$(868,992)	$(493,636)
Conversion of note payables ($40,500) and accrued interest ($7,961) into 1,384,600 shares of common stock (Fair Value of $ 100,072) on April 16, 2019	-	-	-	-	1,384,600	1,384	178,614	-	179,998
Issuance of 542,000 common shares for professional services rendered	-	-	-	-	542,000	542	75,338	-	75,880
Net loss for the three months ended June 30, 2019								(287,779)	(287,779)
Balances at June 30, 2019	9411,998	$9,412	9,000,000	$9,000	35,272,483	$35,272	$577,550	$(1,156,771)	$(525,537)
Issuance of 175,000 common shares for professional services rendered					175,000	175	12,075		12,250
Net loss for the three months ended September 30, 2019								(126,430)	(126,430)
Balances at September 30, 2019	9,411,998	$9,412	9,000,000	$9,000	35,447,483	$35,447	$589,625	$(1,283,201)	$(639,717)

Nine Months Ended September 30, 2018

	Series A Preferred		Series B Preferred				Additional
	stock		stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2017	-	$-	-	$-	100	$-	$-	$-	$-
Net income for the three months ended March 31, 2018								78,465	78,465
Balances at March 31, 2018	-	$-	-	$-	100	$-	$-	$78,465	$78,465
Net income for the three months ended June 30, 2018								22,314	22,314
Balances at June 30, 2018	-	-	-	-	100	$-	$-	$100,779	$100,779
Issuance of 9,411,988 shares of Series A convertible preferred stock in exchange for 100 shares of Green C Corporation common stock on July 31, 2018	9,411,998	9,412	-	-	(100)	-	(9,412)	-	-
Shares of The Greater Cannabis Company, Inc. (“GCAN”) common stock retained by GCAN stockholders in connection with reverse acquisition of GCAN on July 31, 2018	-	-	-	-	29,380,969	29,381	(414,676)	-	(385,295)
Issuance of 1,465,523 shares of common stock from conversion of notes payable and accrued interest on September 19, 2018	-	-	-	-	1,465,523	1,465	545,322	-	546,787
Net loss for the three months ended September 30, 2018								(955,322)	(955,322)
Balances at September 30, 2018	9,411,998	$9,412	-	$-	30,846,492	$30,846	$121,234	$(863,543)	$702,051

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2019 and 2018 (Unaudited)

	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(552,558)	$(863,543)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Loss on conversion of note payable and accrued interest to common stock	230,839	510,149
Issuance of stock-based professional fees	88,130	-
(Income) expense from derivative liability	(194,551)	212,165
Amortization of Pharmedica Exclusive License Agreement cost	15,000	5,251
Interest expense for default added to note payable balance		11,000
Amortization of debt discounts	171,085	17,866
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(8,190)	31,338
Accrued interest	14,202	3,515
Accrued salaries	(28,000)	-
Net cash used in operating activities	(264,043)	(72,259)

INVESTING ACTIVITIES
Loan to third party		(296,043)
Repayment of loan to third party		296,043
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from loan payable to related party	-	783
Repayment of loan payable to related party	-	(783)
Proceeds from notes payable to third parties	250,000	160,000

Net cash provided by financing activities	250,000	160,000

NET INCREASE (DECREASE) IN CASH	(14,043)	87,741

CASH BALANCE, BEGINNING OF PERIOD	59,891	-

CASH BALANCE, END OF PERIOD	$45,848	$87,741

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash Investing and Financing Activities:
Conversion of note payable ($670) and accrued interest ($100) into 769,785 shares of common stock (Fair Value of $ 100,072) on January 4, 2019	$100,072	$-
Exercise of 1400 warrants into 695,129 shares of common stock in a cashless exercise transaction on January 4, 2019	$695	$-
Exchange of 438,600 warrants into 9,000,000 shares of Class B Convertible Preferred Stock on February 14, 2019	$9,000	$-
Initial derivative liability charged to debt discount	$250,000	$-
Conversion of note payable ($40,500) and accrued interest ($7,961) into 1,384,600 shares of common stock (fair value of $179,998) on April 16, 2019	$179,998	$
Payment from related party to licensor of Pharmedica Exclusive License Agreement on June 26, 2018	$-	$100,000
Liabilities of The Greater Cannabis Company, Inc. at July 31, 2018 added pursuant to reverse acquisition:
Accounts payable and accrued expenses	$-	$28,224
Accrued interest	-	3,246
Notes payable to third parties	-	83,323
Derivative liability	-	270,502
Total	$-	$385,295
Conversion of note payable and accrued interest to 1,465,523 shares of common stock on September 19, 2018:
Accrued interest	$-	$4,638
Notes payable to third parties	-	32,000
Total	$-	$36,638

The accompanying notes are an integral part of these consolidated financial statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Nine Months Ended September 30, 2019 and 2018

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

For The Nine Months Ended September 30, 2019 and 2018

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2019, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For The Nine Months Ended September 30, 2019 and 2018

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

For The Nine Months Ended September 30, 2019 and 2018

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

For The Nine Months Ended September 30, 2019 and 2018

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue from product sales will be recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery has occurred.

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

For The Nine Months Ended September 30, 2019 and 2018

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

Accordingly, effective January 1, 2019, the Company reduced the derivative liability of warrants with “down round” features (and do not contain variable conversion features) of $108,427 at December 31, 2018 to $ 0 and recognized a $108,427 cumulative affect adjustment reduction of accumulated deficit. See Note F.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Nine Months Ended September 30, 2019 and 2018

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of September 30, 2019, the Company had cash of $ 45,848, total current liabilities of $ 760,314 , and negative working capital of $ 714,466 . For the nine months ended September 30, 2019, we incurred a net loss of $ 552,558 and used $ 264,043 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through November 2020.

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

For The Nine Months Ended September 30, 2019 and 2018

(Unaudited)

NOTE C - ACQUISITION OF GREEN C CORPORATION (continued)

The carrying values of the net assets (liabilities) of the Company (The Greater Cannabis Company, Inc., and subsidiaries) at July 31, 2018 prior to the acquisition consisted of:

Total Assets	$-

Accounts payable and accrued expenses	$90,724
Accrued interest	15,813
Loans payable to related parties	89,774
Notes payable to third parties	83,323
Derivative liability	270,502

Total current liabilities and total liabilities	$550,136

Pursuant to terms of the acquisition agreements, $164,841 (accounts payable and accrued expenses - $62,500, accrued interest - $12,567, and loans payable to related parties - $89,774) of the $550,136 total liabilities was forgiven.

NOTE D - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	September 30, 2019	December 31, 2018

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$260,000	$260,000

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Nine Months Ended September 30, 2019 and 2018

(Unaudited)

NOTE E - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	September 30, 2019	December 31, 2018

Convertible Promissory Note dated May 25, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due May 25, 2018 (i)	$2,799	$3,469
Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018 (ii)	-	16,500
Convertible Promissory Note dated January 9, 2018 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due January 9, 2019-less unamortized debt discount of $0 and $550, respectively (iii)	-	23,450
Allonge to the Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018 (iv)	14,520	14,520
Allonge 2 to the Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018 (v)	6,600	6,600
Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	375	375
Convertible Promissory Note dated February 12, 2019 payable to Eagle Equities, LLC (“Eagle”), interest at 6%, due February 12, 2020-less unamortized debt discount of $99,862 and $ 0, respectively (vi)	170,136	-
Total	$194,430	$64,914

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

For The Nine Months Ended September 30, 2019 and 2018

(Unaudited)

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

(vi) On February 12, 2019, (the “Issue Date”) the Company issued a 6% Convertible Redeemable Note to Eagle Equities, LLC (“Eagle”), having a principal amount of $1,200,000 of which $96,000 constituted an original issue discount (the “Eagle Note”). In connection with the Eagle Note, the Company and Eagle entered into a Securities Purchase Agreement. The Eagle Note will mature on one year from the Issue Date. Eagle is to fund the $ 1,104,000 purchase price of he Eagle Note in tranches. The first tranche of $ 250,000 was received by the Company on February 13, 2019.

The Eagle Note may be pre-paid in whole or in part by paying Eagle the following premiums:

PREPAY DATE	PREPAY AMOUNT
≤ 30 days	105% * (Principal + Interest (“P+I”)
31- 60 days	110% * (P+I)
61-90 days	115% * (P+I)
91-120 days	120% * (P+I)
121-150 days	125% * (P+I)
151-180 days	130% * (P+I)

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Nine Months Ended September 30, 2019 and 2018

(Unaudited)

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

NOTE F - DERIVATIVE LIABILITY

The derivative liability consists of:

	September 30, 2019	December 31, 2018
Convertible Promissory Note dated May 25, 2017 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	$3,869	$8,385
Warrants issued to EMET in connection with the above Convertible Promissory Note dated May 25, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (i)	-	72,468
Convertible Promissory Note dated September 14, 2017 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	-	43,780
Warrants issued to EMET in connection with the above Convertible Promissory Note dated September 14, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (i)	-	18,150
Convertible Promissory Note dated January 9, 2018 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	-	63,680
Allonge dated March 28, 2018 to the Convertible Promissory Note dated September 14, 2017 Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	20,070	38,526
Warrants issued to EMET in connection with the above Allonge dated March 28, 2018 to the Convertible Promissory Note dated September 14, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (i)	-	15,991
Allonge 2 dated September 13, 2018 to the Convertible Promissory Note dated September 14, 2017 Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	9,123	17,512
Warrants issued to EMET in connection with the above Allonge 2 dated September 13, 2018 to the Convertible Promissory Note dated September 14, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (i)	-	1,818
Convertible Promissory Note dated February 12, 2019 payable to Eagle Equities, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	194,270	-
Total derivative liability	$227,332	$280,310

(i)As discussed in Note A above, warrants with “down round” features (and do not contain variable conversion features) are not subject to derivative liability treatment effective January 1, 2019.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Nine Months Ended September 30, 2019 and 2018

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

The fair value of the derivative liability was measured at the respective issuance dates and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at September 30, 2019 were (1) stock price of $0.1007 per share, (2) conversion prices ranging from $0.045 to $.0655 per share, (3) terms ranging from 135 days to 6 months, (4) expected volatility of 130.68%, and (5) risk free interest rates ranging from 1.83% to 1.85%. Assumptions used for the calculation of the derivative liability of the notes at December 31, 2018 were (1) stock price of $0.1655 per share, (2) conversion price of $0.0525 per share, (3) terms ranging from 3 months to 6 months, (4) expected volatility of 286.71%, and (5) risk free interest rates ranging from 2.47% to 2.50%.

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

On February 14, 2019, the Company issued 9,000,000 shares of Series B Convertible Preferred Stock to Emet Capital Partners, LLC (“Emet”) in exchange for the surrender of all outstanding warrants held by Emet. Each share of Series B Convertible Preferred Stock is convertible into one share of Company common stock subject to adjustment in case, at the time of conversion, the market price per share of the Company common stock is less than $ 0.075 per share. On October 18, 2019 (see Note K- Subsequent Events), this exchange agreement was reversed.

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

For The Nine Months Ended September 30, 2019 and 2018

(Unaudited)

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

On January 4, 2019, the Company issued 769,785 shares of its common stock pursuant to a conversion of $ 670 principal and $ 100 accrued interest of its convertible note dated May 25, 2018 by Emet Capital Partners, LLC (“Emet”). This conversion was based on a conversion price of $ 0.001 per share (rather than the Variable Conversion Price provided in the related note) submitted by Emet in its Conversion Notice. Emet asserted that the Company had committed a dilutive issuance, which triggered the “ratchet-down” provision of the related note which provides for a reduction of the conversion price. The Company has notified Emet that it disagrees with Emet’s assertion that a ratch-down dilutive issuance occurred. The $ 99,302 excess of the $ 100,072 fair value of the 769,785 shares over the $ 770 liability reduction was charged to Loss on Conversion of Debt in the three months ended March 31, 2019.

On January 4, 2019, the Company issued 695,129 shares of its common stock pursuant to an exercise of the equivalent of 1,400 warrants (of the 440,000 warrants issued to Emet Capital Partners, LLC on May 25, 2017) in a cashless exercise transaction based on a ratchet-down exercise price of $ 0.001 per share.

On April 16, 2019, the Company issued 1,384,600 shares of its common stock pursuant to conversions of $ 40,500 principal and $ 7,961 accrued interest of two convertible notes issued to by Emet Capital Partners, LLC (“Emet”). The $131,537 excess of the $179,998 fair value of the 1,384,600 shares over the $47,961 liability reduction was charged to Loss on Conversion of Debt in the three months ended June 30, 2019.

On May 29, 2019, the Company issued a total of 542,000 shares of its common stock to two consulting firm entities for certain specified investor relations and advisory services. The $75,880 fair value of the 542,000 shares was charged to Other Operating Expenses in the three months ended June 30, 2019.

On August 15, 2019, the Company issued 175,000 shares of its common stock to an entity consultant for accounting services rendered. The $12,250 fair value of the 175,000 shares was charged to Other Operating Expenses.

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

For The Nine Months Ended September 30, 2019 and 2018

(Unaudited)

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

Emet Warrant Restructuring

On February 14, 2019, the Company entered into an exchange agreement with Emet Capital Partners, LLC (“Emet”) pursuant to which the Company issued Emet 9,000,000 shares of its Series B Convertible Preferred Stock (the “Series B Preferred Shares”) in exchange for the surrender of all outstanding warrants held by Emet. Each Series B Preferred Share was convertible into one share of the Company’s common stock subject to adjustment in case, at the time of conversion, the market price per share of the Company’s common stock was less than $0.075. In such case, Emet was to receive an additional number of shares of common stock equal to the number of shares being converted divided by the applicable market price. On October 18, 2019 (see Note K- Subsequent Events), this exchange agreement was reversed.

At September 30, 2019, the Company has no outstanding warrants.

NOTE H - INCOME TAXES

The Company and its United States subsidiaries expect to file consolidated Federal income tax returns. Green C Corporation, its Ontario Canada subsidiary, will file Canada and Ontario income tax returns.

At September 30, 2019 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is not more likely than not that the benefits will be realized. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

All tax years of the Company and its United States subsidiaries remain subject to examination by the Internal Revenue Service.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Nine Months Ended September 30, 2019 and 2018

(Unaudited)

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

In June 2018, Green C sold certain telecommunications parts to a China based third party entity for a total of $111,147. Green C’s supplier of the products in these transactions was an Italy based third part entity which was paid $111,127 for these products. Including $13,965 commissions received from NFW Marketing, Inc., an entity affiliated with Elisha Kalfa, Green C’s Chief Executive Officer. Green C recognized a gross profit of $13,986 from this transaction.

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

Service Agreements

On July 31, 2018, the Company executed Services Agreements with its newly appointed Chief Executive Officer (the “CEO”) and its newly appointed Chief Legal Officer (the “CLO”), for terms of five years. The Agreements provide for a monthly base salary of $10,000 for the CEO and a monthly base salary of $7,000 for the CLO. For the nine months ended September 30, 2019 and 2018, the Company expensed a total of $153,000 and $34,000, respectively, as officers compensation pursuant to these agreements.

NOTE K – SUBSEQUENT EVENTS

On October 18, 2019, the Company entered into two Exchange Agreements with Emet Capital Partners, LLC (“Emet”). The first Exchange Agreement provided for the exchange of three outstanding convertible notes payable to Emet with a total remaining principal balance of $20,399 and a total accrued interest balance of $5,189 for three new convertible notes payable to Emet in the total amount of $25,587. The new notes bear interest at 6%, are due on February 12, 2020 and are convertible into common stock at a conversion price equal to 65% of the lowest closing price during the 15 Trading Day Period prior to the Conversion Date. The second Exchange Agreement provided for the reversal of the February 14, 2019 exchange agreement pursuant to which certain warrants then held by Emet were exchanged for 9,000,000 shares of Series B Convertible Preferred Stock (see Note G) and the exchange of such warrants for four new convertible notes payable to Emet in the total amount of $675,000. These new notes bear interest at 2%, are due on October 18, 2020 and are convertible into common stock at a conversion price equal to 75% of the lowest closing price during the 15 Trading Day Period prior to the Conversion Date.

On November 6, 2019, the Company issued 1,748,363 shares of its common stock pursuant to a conversion of $53,705 principal and $2,680 accrued interest and fees of its convertible note dated October 18, 2019 by Emet.

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

Green C is the owner of an exclusive, worldwide license for an eluting transmucosal patch platform (“ETP”) for non-invasive drug delivery in the cannabis field for medical treatment as further described in the exclusive license agreement dated September 21, 2018 with Pharmedica Ltd. A copy of the License Agreement is incorporated by reference to this report as Exhibit [] (the “License Agreement”).

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

Results of operations

For the nine months ended September 30, 2019, the Company generated $2,620 revenue compared to $95,375 in 2018.

Our operating expenses in the nine months ended September 30, 2019 amounted to $333,213 as compared to $ 210,126 for the nine months ended September 30, 2018.

Our net loss in the nine months ended September 30, 2019, was $ 552,558 as compared to the net loss of $863,543 during the nine months ended September 30, 2018.

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

Liquidity and Capital Resources

We had $45,848 cash on hand at September 30, 2019, compared to $59,891 at December 31, 2018.

At September 30, 2019, we had $ 194,430 in principal amount of outstanding notes to third parties.

The proceeds from loans and convertible debentures as well as cash on hand is being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the nine months ended September 30, 2019 and 2018.

	September 30, 2019	September 30, 2018
Net cash used in operating activities	$(264,043)	$(72,259)
Net cash used in investing activities	-	-
Net cash provided by financing activities	250,000	160,000
Net increase (decrease) in cash	$(14,043)	87,741

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

Changes in Internal Controls

During the quarter ended September 30, 2019, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We are authorized to issue up to 500,000,000 shares of common stock, of which 35.447,483 shares of common stock are issued and outstanding as of November 14, 2019. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

Signatures	Title	Date

/s/ Aitan Zacharin	President (Principal Executive Officer), Acting Chief Financial Officer	November 18, 2019
(Principal Accounting Officer) and Chairman of the Board of Directors

