Form 10-K
period 2019-12-31
Greater Cannabis Company, Inc.
filed 2020-04-14
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 60,786,011 shares of common stock as of April 14, 2020.

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

Fiscal Year Ended December 31, 2019

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

After the consummation of the transactions contemplated by the Exchange Agreement, we switched our business model in fiscal 2018 and no longer intend to pursue E-commerce, advertising, licensing (except as specified below) or direct investment operations. We are now engaged in the commercialization of our exclusively licensed technology for medical medicinal or recreational cannabis (where permitted) for the transmucosal delivery of medicinal or recreational cannabis (where permitted) (other than in the field of oral care) or any other product exploiting such technology or similar technologies for the transmucosal delivery of medicinal or recreational cannabis (where permitted) (collectively, the “Technology”).

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

The Company received its first purchase order for 125,000 oral patches on December 5, 2019 and expects to deliver such patches to the purchaser before the end of the first calendar quarter of 2020.

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

Raw Materials

We require water soluble polymers including hydroxylpropyl, methyl cellulose, hydroxyethyl cellulose, polyinyl alcohol, polyethyle oxide, polyvinyl pyrollidones, starch-based polymers and crosslinkable polymers such as polyacrylic acid, sodium alginate and polyethyline oxide, cannabinoid actives such as cannabidiol, tetrahydrocannabinol or other derivatives of cannabis. Most of these are easily attainable pharmaceutical grade cannabinoids.

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

Notwithstanding the CSA, as of the date of this filing, 33 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow their residents to use medical cannabis and 11 states have legalized recreational marijuana. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level.

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

Item 1A. RISK FACTORS

Risks Associated to Our Business and Industry

Coronavirus has slowed down our business growth

There continues to be a significant and growing volatility and uncertainty in the global economy due to the Coronavirus pandemic affecting all business sectors and industries. To-date, the fulfillment of our first order of eluting patches has been delayed due to the Coronavirus shutdown in the United States. It is not clear if and when business activity will resume to the point where we will be able to re-start work on our first order. If business activity does not resume in a timely manner, then our first order may be cancelled and subsequent orders may not be forthcoming. Further or future downturns may adversely affect business development and commercial activity and could materially and adversely affect our results of operations, financial position and growth strategy.

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

As of the date hereof, 33 states and the District of Columbia allow its citizens to use medical marijuana and 11 states have legalized recreational marijuana. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use, cultivation and/or possession illegal on a national level. As discussed in the “Cole Memo” the former Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. Any change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

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

We anticipate the need to raise approximately $1,500,000 in capital to fund our operations through December 31, 2020. We expect to use these cash proceeds primarily for business development, testing, licensing and operations. We cannot guarantee that we will be able to raise these required funds or generate sufficient revenue to remain operational.

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

Our Certificate of Incorporation also authorizes the issuance from time to time of shares of its stock of any class, whether now or hererafter authorized, or securities convertible into shares of its stock of any class, whether now or hereafter authorized, for such consideration as the Board of Director(s) may deem advisable, subject to such restrictions or limitation, if any, as may be set forth in the bylaws of the Corporation. This authority would allow us to issue shares of preferred stock in excess of the 10,000,000 initially authorized. In fact, as at the date of this report, we have issued 10 shares of Series A Convertible Preferred Stock.

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

We are authorized to issue up to 500,000,000 shares of common stock, of which 60,786,011 shares of common stock are issued and outstanding as of the date hereof. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

Dilution from Convertible Note Financing

On February 12, 2019, we issued a convertible note to Eagle Equities, LLC and on January 27, 2020 we issued a convertible note to GW Holdings Group, LLC the terms and conditions of which are incorporated by reference in this report as Exhibit 10.1 to our current report on Form 8-K dated February 15, 2019 and Exhibit 10.1 to our current report on form 8-K dated February 3, 2020. The notes are convertible into shares of our common stock at (depending on certain factors) a 35-45% discount to the market price at the time of conversion. We filed a registration statement on Form S-1 to cover the resale of the shares into which the notes are convertible. As a result of these transactions, shareholders of the Company may experience substantial dilution.

A reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by a reverse stock split given the reduced number of shares that will be outstanding following a reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split.

Our management has identified material weaknesses in the Company’s internal control over financial reporting which could, if not remediated, result in additional material misstatements in our consolidated financial statements. We may be unable to develop, implement and maintain appropriate controls in future periods.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and the Sarbanes-Oxley Act of 2002 and SEC rules require that our management report annually on the effectiveness of the Company’s internal control over financial reporting. Among other things, our management must conduct an assessment of the Company’s internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As disclosed in Part II, Item 9A, “Controls and Procedures” of this Form 10-K, our management, with the participation of our chief executive officer and our chief financial officer, has determined that we had material weaknesses in the Company’s internal control over financial reporting as of December 31, 2019.

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

We do not expect to develop or implement a remediation plan in fiscal 2020. As such, we expect that there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of the Company’s internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements. For more information relating to the Company’s internal control over financial reporting, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K.

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

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock have been quoted on the OTCQB by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “GCAN” since August 2018. Set forth below are the high and low closing bid prices for our common stock for each quarter of 2018 and 2019. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low

July 1, 2018 through September 30, 2018	$0.7350	$0.01175

October 1, 2018 through December 31, 2018	$0.28	$0.1010

January 1, 2019 through March 31, 2019	$0.18	$0.10

April 1, 2019 through June 30, 2019	$0.20	$0.08

July 1, 2019 through September 30, 2019	$0.14	$0.10

October 1, 2019 through December 31, 2019	$0.05	$0.03

January 1, 2020 through March 31, 2020	$0.04	$0.004

On April 14, 2020, the stock closed at $0.[  ].

Holders of Record

On the date hereof, there were 331 holders of record of our common stock, as reported by the Company’s transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Equity Compensation Plans

Not applicable

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the first calendar quarter of 2020, we issued 21,484,688 shares of our common stock pursuant to conversions of principal and interest under our outstanding convertible notes.

Please see NOTE H - ISSUANCES OF COMMON STOCK AND WARRANTS for further information.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the year ended December 31, 2019, the Company generated $7,120 in annual revenue compared to $95,375 in 2018. During the year ended December 31, 2019, the Company’s revenue was negatively impacted due to the fact that it took all of fiscal 2019 to finalize, market and sell our products with our first sale completed on October 10, 2019.

Cost of sales was $0 for the year ended December 31, 2019 and $0 for the year ended December 31, 2018. Our operating expenses in the year ended December 31, 2019 amounted to $532,443 as compared to $286,294 for the year ended December 31, 2018.

Our net loss in the year ended December 31, 2019 was $1,648,490 as compared to the net loss of $839,070 during the year ended December 31, 2018.

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

Liquidity and Capital Resources

We had $24,662 cash on hand at December 31, 2019, compared to $59,891 at December 31, 2018.

At December 31, 2019, we had $399,318 in principal amount of outstanding convertible notes.

Please see NOTE E - NOTES PAYABLE TO THIRD PARTIES for further information.

The proceeds from loans, convertible debentures as well as cash on hand is being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the twelve months ended December 31, 2019 and 2018.

	31-Dec-19	31-Dec-18
Net cash used in operating activities	$285,229	$100,109
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	250,000	160,000
Net increase (decrease) in cash	$(35,229)	$59,891

Trends

The factors that will most significantly affect our future operating results, liquidity and capital resources will be:

●	Government regulation of the marijuana industry;
●	Revision of Federal banking regulations for the marijuana industry; and
●	Legalization of the use of marijuana for medical or recreational use in other states.

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

December 31, 2019
FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Greater Cannabis Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Greater Cannabis Company, Inc. (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of The Greater Cannabis Company, Inc. as of December 31, 2019 and 2018 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
April 14, 2020

We have served as the Company’s auditor since 2017.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS
Cash	$24,662	$59,891
Advance to supplier	28,000	-
Total current assets	52,662	59,891

OTHER ASSETS
Pharmedica Exclusive License Agreement (less accumulated amortization and impairment of $100,000 and $10,251, respectively)	-	89,749

Total assets	$52,662	$149,640

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$17,517	$17,890
Accrued interest	20,619	5,312
Accrued salaries	98,000	85,000
Accrued royalties	50,000	-
Advance from customer	27,977	-
Loans payable to related parties	260,000	260,000
Notes payable to third parties (less debt discounts of $505,937 and $550, respectively)	399,318	64,914
Derivative liability	725,865	280,310
Total current liabilities and total liabilities	1,599,296	713,426

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 19,000,000 shares authorized, $.001 par value:
Series A Convertible Preferred-issued and outstanding 9,411,998 and 9,411,998 shares, respectively	9,412	9,412
Series B Convertible Preferred-issued and outstanding 0 and 0 shares, respectively	-	-
Common stock; 500,000,000 shares authorized, $.001 par value, as of December 31, 2019 and 2018, there are 39,301,323 and 31,880,969 shares outstanding, respectively	39,301	31,881
Additional paid-in capital	783,891	233,991
Accumulated deficit	(2,379,238)	(839,070)

Total stockholders’ (deficiency)	(1,546,634)	(563,786)
Total liabilities and stockholders’ (deficiency)	$52,662	$149,640

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2019 and 2018

	December 31, 2019	December 31, 2018

Revenue:
Product sales	$4,500	$-
Gross profit on product transactions (Note I)	-	86,898
Consulting fees (related party $0 and $8,477, respectively)	2,620	8,477

Total revenue	7,120	95,375

Operating Expenses:
Cost of product sales	3,125	-
Minimum royalties expense	50,000	-
Officers compensation	204,000	185,593
Consulting fees paid to former Chief Executive Officer	-	50,000
Amortization of Pharmedica Exclusive License Agreement cost	20,000	10,251
Impairment charge-Pharmedica Exclusive License Agreement cost	69,749	-
Other operating expenses (including stock-based professional fees of $88,130 and $0, respectively)	185,569	40,450
Total operating expenses	532,443	286,294

Income (loss) from operations	(525,323)	(190,919)

Other income (expenses):
Income (expense) from derivative liability	(303,981)	(9,808)
Loss on conversion of notes payable	(320,025)	(592,907)
Interest income	-	5,903
Interest expense	(35,776)	(28,487)
Amortization of debt discounts	(463,490)	(22,852)
Total other income (expenses)	(1,123,272)	(648,151)

Income (loss) before provision for income taxes	(1,648,595)	(839,070)
Provision for income taxes	-	-

Net income (loss)	$(1,648,595)	$(839,070)

Basic and diluted income (loss) per common share	$(.05)	$(.03)
Weighted average common shares outstanding-basic and diluted	34,980,133	29,964,950

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For The Years Ended December 31, 2019 and 2018

	Series A Preferred		Series B Preferred				Additional
	stock		stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Year Ended December 31, 2019
Balances at December 31, 2018	9,411,998	$9,412	-	$-	31,880,969	$31,881	$233,991	$(839,070)	$(563,786)
Cumulative effect adjustment to reduce derivative liability of warrants with “down round” features effective January 1, 2019								108,427	108,427
Conversion of note payable ($670) and accrued interest ($100) into 769,785 shares of common stock (Fair Value of $100,072) on January 4, 2019					769,785	770	99,302	-	100,072
Exercise of 1400 warrants into 645,129 shares of common stock in a cashless exercise transaction on January 4, 2019					695,129	695	(695)		-
Exchange of 438,600 warrants into 9,000,000 shares of Class B Convertible Preferred Stock on February 14, 2019	-	-	9,000,000	9,000			(9,000)		-
Net loss for the three months ended March 31, 2019								(138,349)	(138,349)
Balances at March 31, 2019	9411,998	$9,412	9,000,000	$9,000	33,345,883	$33,346	$323,598	$(868,992)	$(493,636)
Conversion of note payables ($40,500) and accrued interest ($7,961) into 1,384,600 shares of common stock (Fair Value of $100,072) on April 16, 2019	-	-	-	-	1,384,600	1,384	178,614	-	179,998
Issuance of 542,000 common shares for professional services rendered	-	-	-	-	542,000	542	75,338	-	75,880
Net loss for the three months ended June 30, 2019								(287,779)	(287,779)
Balances at June 30, 2019	9411,998	$9,412	9,000,000	$9,000	35,272,483	$35,272	$577,550	$(1,156,771)	$(525,537)
Issuance of 175,000 common shares for professional services rendered					175,000	175	12,075		12,250
Net loss for the three months ended September 30, 2019								(126,430)	(126,430)
Balances at September 30, 2019	9,411,998	$9,412	9,000,000	$9,000	35,447,483	$35,447	$589,625	$(1,283,201)	$(639,717)
Exchange Agreement dated October 18, 2019, provided for the reversal of the February 14, 2019 agreement to which certain warrants then held by Emet were exchanged for 9,000,000 shares of Series B Convertible Preferred Stock			(9,000,000)	(9,000)			9,000		-
Conversion of note payables ($53,705) and accrued interest ($2,680) into 1,748,363 shares of common stock (Fair Value of $104,901) on November 11, 2019					1,748,363	1,749	103,152		104,901
Conversion of note payable ($29,000) and accrued interest ($4,035) into 1,468,204 shares of common stock (Fair Value of $58,728) on December 20, 2019					1,468,204	1,468	57,260		58,728
Conversion of note payables ($10,000) and accrued interest ($515) into 637,273 shares of common stock (Fair Value of $58,728) on December 24, 2019					637,273	637	24,854		25,491
Net loss for the three months ended December 31, 2019								(1,096,037)	(1,096,037)
Balances at December 31, 2019	9,411,998	$9,412	-	$-	39,301,323	$39,301	$783,891	$(2,379,238)	$(1,546,634)

Year Ended December 31, 2018

	Series A Preferred		Series B Preferred				Additional
	stock		stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2017	-	$-	-	$-	100	$-	$-	$-	$-
Net income for the three months ended March 31, 2018								78,465	78,465
Balances at March 31, 2018	-	$-	-	$-	100	$-	$-	$78,465	$78,465
Net income for the three months ended June 30, 2018								22,314	22,314
Balances at June 30, 2018	-	-	-	-	100	$-	$-	$100,779	$100,779
Issuance of 9,411,988 shares of Series A convertible preferred stock in exchange for 100 shares of Green C Corporation common stock on July 31, 2018	9,411,998	9,412	-	-	(100)	-	(9,412)	-	-
Shares of The Greater Cannabis Company, Inc. (“GCAN”) common stock retained by GCAN stockholders in connection with reverse acquisition of GCAN on July 31, 2018	-	-	-	-	29,380,969	29,381	(414,676)	-	(385,295)
Issuance of 1,465,523 shares of common stock from conversion of notes payable and accrued interest on September 19, 2018	-	-	-	-	1,465,523	1,465	545,322	-	546,787
Net loss for the three months ended September 30, 2018								(964,322)	(964,322)
Balances at September 30, 2018	9,411,998	$9,412	-	$-	30,846,492	$30,846	$121,234	$(863,543)	$(702,051)
Issuance of 1,034,477 shares of common stock from conversion of notes payable and accrued interest on October 26, 2018					1,034,477	1,035	112,757		113,792
Net income for the three months ended December 31, 2018								24,473	24,473
Balances at December 31, 2018	9,411,998	$9,412	-	$-	31,880,969	$31,881	$233,991	$(839,070)	$(563,786)

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
		(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(1,648,595)	$(839,070)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Loss on conversion of note payable and accrued interest to common stock	320,025	592,907
Issuance of stock-based professional fees	88,130	-
(Income) expense from derivative liability	303,981	9,808
Amortization of Pharmedica Exclusive License Agreement cost	20,000	10,251
Impairment charge- Pharmedica Exclusive License Agreement cost	69,749	-
Interest expense for default added to note payable balance		21,270
Amortization of debt discounts	463,490	22,852
Changes in operating assets and liabilities:
Advance to supplier	(28,000)	-
Accounts payable	(383)	74,676
Accrued interest	35,397	7,197
Accrued salaries	13,000	-
Accrued royalties	50,000	-
Advance from customer	27,977	-
Net cash used in operating activities	(285,229)	(100,109)

INVESTING ACTIVITIES
Loan to third party	-	(296,043)
Repayment of loan to third party	-	296,043
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from loan payable to related party	-	783
Repayment of loan payable to related party	-	(783)
Proceeds from loans payable to related parties	-	160,000
Proceeds from notes payable to third parties	250,000	-

Net cash provided by financing activities	250,000	160,000

NET INCREASE (DECREASE) IN CASH	(35,229)	59,891

CASH BALANCE, BEGINNING OF PERIOD	59,891	-

CASH BALANCE, END OF PERIOD	$24,662	$59,891

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash Investing and Financing Activities:
Conversion of note payable ($670) and accrued interest ($100) into 769,785 shares of common stock (Fair Value of $100,072) on January 4, 2019	$100,072	$-
Exercise of 1400 warrants into 695,129 shares of common stock in a cashless exercise transaction on January 4, 2019	$695	$-
Exchange of 438,600 warrants into 9,000,000 shares of Class B Convertible Preferred Stock on February 14, 2019. Exchange Agreement reversed on October 18, 2019	$-	$-
Initial derivative liability charged to debt discount	$250,000	$-
Conversion of note payable ($40,500) and accrued interest ($7,961) into 1,384,600 shares of common stock (fair value of $179,998) on April 16, 2019	$179,998	$
Payment from related party to licensor of Pharmedica Exclusive License Agreement on June 26, 2018	$-	$100,000
Liabilities of The Greater Cannabis Company, Inc. at July 31, 2018 added pursuant to reverse acquisition:
Accounts payable and accrued expenses	$-	$28,214
Accrued interest	-	2,123
Notes payable to third parties	-	83,323
Derivative liability	-	270,502
Total	$-	$385,295
Conversion of notes payable and accrued interest to 2,500,000 shares of common stock
Accrued interest	$-	$5,141
Notes payable to third parties	-	62,531
Total	$-	$67,672
Conversion of note payables ($53,705) and accrued interest ($2,680) into 1,748,363 shares of common stock (Fair Value of $104,901) on November 11, 2019	$104,901	$-
Conversion of note payables ($29,000) and accrued interest ($4,035) into 1,468,204 shares of common stock (Fair Value of $58,728) on December 20, 2019	$58,728	$-
Conversion of note payables ($10,000) and accrued interest ($515) into 637,273 shares of common stock (Fair Value of $25,491) on December 24, 2019	$25,491	$-

The accompanying notes are an integral part of these consolidated financial statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2019 and 2018

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

For The Years Ended December 31, 2019 and 2018

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2019, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For The Years Ended December 31, 2019 and 2018

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

Pharmedica Exclusive License Agreement cost

The Pharmedica Exclusive License Agreement is carried at cost less accumulated amortization. Amortization is calculated using the straight line method over the license’s estimated economic life of five years. (see Note J)

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2019 and 2018

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

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

For The Years Ended December 31, 2019 and 2018

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

For The Years Ended December 31, 2019 and 2018

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

For The Years Ended December 31, 2019 and 2018

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of December 31, 2019, the Company had cash of $24,662, total current liabilities of $1,599,296, and negative working capital of $1,546,634. For the year ended December 31, 2019, we incurred a net loss of $1,648,490 and used $285,229 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through March 2021.

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

For The Years Ended December 31, 2019 and 2018

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

NOTE D - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	December 31, 2019	December 31, 2018

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$260,000	$260,000

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2019 and 2018

NOTE E - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	December 31, 2019	December 31, 2018

Convertible Promissory Note dated May 25, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due May 25, 2018 (i)	$-	$3,469
Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018 (ii)	-	16,500
Convertible Promissory Note dated January 9, 2018 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due January 9, 2019-less unamortized debt discount of $0 and $550, respectively (iii)	-	23,450
Allonge to the Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018 (iv)	2,420	14,520
Allonge 2 to the Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018 (v)	1,100	6,600
Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	375	375
Convertible Convertible Note dated February 12, 2019 payable to Eagle Equities, LLC (“Eagle”), interest at 6%, due February 12, 2020-less unamortized debt discount of $33,396 and $0, respectively (vi)	250,082	-
Convertible Warrant Note dated October 18, 2019 payable to Emet Capital Partners, LLC (“EMET”), interest at 2%, due October 18, 2020-less unamortized debt discount of $294,234 and $0, respectively (vi)	74,566	-
Convertible Warrant Note dated October 18, 2019 payable to Emet Capital Partners, LLC (“EMET”), interest at 2%, due October 18, 2020-less unamortized debt discount of $90,054 and $0, respectively (vii)	22,823	-
Convertible Warrant Note dated October 18, 2019 payable to Emet Capital Partners, LLC (“EMET”), interest at 2%, due October 18, 2020-less unamortized debt discount of $79,248 and $0, respectively (vii)	20,084	-
Convertible Warrant Note dated October 18, 2019 payable to Emet Capital Partners, LLC (“EMET”), interest at 2%, due October 18, 2020-less unamortized debt discount of $9,005 and $0, respectively (vii)	2,281	-
Convertible Promissory Note dated October 18, 2019 payable to Emet Capital Partners, LLC (“EMET”), interest at 6%, due February 12, 2020-less unamortized debt discount of $0 and $0, respectively (vii)	25,587
Total	$399,318	$64,914

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

For The Years Ended December 31, 2019 and 2018

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2019 and 2018

(vii) On October 18, 2019, the Company entered into two Exchange Agreements with Emet Capital Partners, LLC (“Emet”). The first Exchange Agreement provided for the exchange of three outstanding convertible notes payable to Emet with a total remaining principal balance of $20,399 and a total accrued interest balance of $5,189 for three new convertible notes payable to Emet in the total amount of $25,587. The new notes bear interest at 6%, are due on February 12, 2020 and are convertible into common stock at a conversion price equal to 75% of the lowest Trading Price during the 15 Trading Day Period prior to the Conversion Date. The second Exchange Agreement provided for the reversal of the February 14, 2019 exchange agreement pursuant to which certain warrants then held by Emet were exchanged for 9,000,000 shares of Series B Convertible Preferred Stock (see Note G) and the exchange of such warrants for four new convertible notes payable to Emet in the total amount of $675,000. These new note bear interest at 2%, are due on October 18, 2020 and are convertible into common stock at a conversion price equal to 75% of the lowest Trading Price during the 15 Trading Day Period prior to the Conversion Date. Please see NOTE F - DERIVATIVE LIABILITY for further information.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2019 and 2018

NOTE F - DERIVATIVE LIABILITY

The derivative liability consists of:

	December 31, 2019	December 31, 2018
Convertible Promissory Note dated May 25, 2017 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	$-	$8,385
Warrants issued to EMET in connection with the above Convertible Promissory Note dated May 25, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (i)	-	72,468
Convertible Promissory Note dated September 14, 2017 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	-	43,780
Warrants issued to EMET in connection with the above Convertible Promissory Note dated September 14, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (i)	-	18,150
Convertible Promissory Note dated January 9, 2018 payable to EMET Capital Partners, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	-	63,680
Allonge dated March 28, 2018 to the Convertible Promissory Note dated September 14, 2017 Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	-	38,526
Warrants issued to EMET in connection with the above Allonge dated March 28, 2018 to the Convertible Promissory Note dated September 14, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (i)	-	15,991
Allonge 2 dated September 13, 2018 to the Convertible Promissory Note dated September 14, 2017 Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	-	17,512
Warrants issued to EMET in connection with the above Allonge 2 dated September 13, 2018 to the Convertible Promissory Note dated September 14, 2017. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (i)	-	1,818
Convertible Promissory Note dated February 12, 2019 payable to Eagle Equities, LLC Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	182,625	-
Convertible Promissory Notes dated October 18, 2019, payable to EMET. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information	543,240	-
Total derivative liability	$725,865	$280,310

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

For The Years Ended December 31, 2019 and 2018

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

On February 14, 2019, the Company issued 9,000,000 shares of Series B Convertible Preferred Stock to Emet Capital Partners, LLC (“Emet”) in exchange for the surrender of all outstanding warrants held by Emet. Each share of Series B Convertible Preferred Stock is convertible into one share of Company common stock subject to adjustment in case, at the time of conversion, the market price per share of the Company common stock is less than $0.075 per share. On October 18, 2019, this exchange agreement was reversed.

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

For The Years Ended December 31, 2019 and 2018

On January 4, 2019, the Company issued 695,129 shares of its common stock pursuant to an exercise of the equivalent of 1,400 warrants (of the 440,000 warrants issued to Emet Capital Partners, LLC on May 25, 2017) in a cashless exercise transaction based on a ratchet-down exercise price of $0.001 per share.

On April 16, 2019, the Company issued 1,384,600 shares of its common stock pursuant to conversions of $40,500 principal and $7,961 accrued interest of two convertible notes issued to by Emet Capital Partners, LLC (“Emet”). The $131,537 excess of the $179,998 fair value of the 1,384,600 shares over the $47,961 liability reduction was charged to Loss on Conversion of Debt in the three months ended June 30, 2019.

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

On October 18, 2019, the Company entered into two Exchange Agreements with Emet Capital Partners, LLC (“Emet”). The first Exchange Agreement provided for the exchange of three outstanding convertible notes payable to Emet with a total remaining principal balance of $20,399 and a total accrued interest balance of $5,189 for three new convertible notes payable to Emet in the total amount of $25,587. The new notes bear interest at 6%, are due on February 12, 2020 and are convertible into common stock at a conversion price equal to 75% of the lowest Trading Price during the 15 Trading Day Period prior to the Conversion Date. The second Exchange Agreement provided for the reversal of the February 14, 2019 exchange agreement pursuant to which certain warrants then held by Emet were exchanged for 9,000,000 shares of Series B Convertible Preferred Stock (see Note G) and the exchange of such warrants for four new convertible notes payable to Emet in the total amount of $675,000. These new note bear interest at 2%, are due on October 18, 2020 and are convertible into common stock at a conversion price equal to 75% of the lowest Trading Price during the 15 Trading Day Period prior to the Conversion Date.

On November 11, 2019, the Company issued 1,748,363 shares of its common stock pursuant to a conversion of $53,705 principal and $2,680 accrued interest and fees of its convertible note dated October 18, 2019 by Emet.

On December 20, 2019, the Company issued 1,468,204 shares of its common stock pursuant to a conversion of $29,000 principal and $4,015 accrued interest and fees of its convertible note dated October 18, 2019 by Emet.

On December 24, 2019, the Company issued 637,273 shares of its common stock pursuant to a conversion of $10,000 principal and $515 accrued interest and fees of its convertible note dated October 18, 2019 by Emet.

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

For The Years Ended December 31, 2019 and 2018

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

Emet Warrant Restructuring

On February 14, 2019, the Company entered into an exchange agreement with Emet Capital Partners, LLC (“Emet”) pursuant to which the Company issued Emet 9,000,000 shares of its Series B Convertible Preferred Stock (the “Series B Preferred Shares”) in exchange for the surrender of all outstanding warrants held by Emet. Each Series B Preferred Share was convertible into one share of the Company’s common stock subject to adjustment in case, at the time of conversion, the market price per share of the Company’s common stock was less than $0.075. In such case, Emet was to receive an additional number of shares of common stock equal to the number of shares being converted divided by the applicable market price. On October 18, 2019, this exchange agreement was reversed.

At December 31, 2019, the Company has no outstanding warrants.

NOTE H - INCOME TAXES

The Company and its United States subsidiaries expect to file consolidated Federal income tax returns. Green C Corporation, its Ontario Canada subsidiary, will file Canada and Ontario income tax returns.

At December 31, 2019 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is not more likely than not that the benefits will be realized. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

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

For The Years Ended December 31, 2019 and 2018

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

The Company has generated only minimal revenues from this asset to date and has not paid the Year 1 Minimum Annual Royalty of $50,000 due Pharmedica. Accordly, we recorded an impairment charge of $69,749 at December 31, 2019 and reduced the $69,749 remaining carrying value of this intangible asset to $0.

Sub-License Agreement with Symtomax Unipessoal Lda

On July 15, 2019, the Company executed a Sub-License Agreement with Symtomax Unipessoal Lda (“Symtomax”).

The agreement provides for the Company’s grant to Symtomax of a non-exclusive right and sub-license to use certain Company technology and intellectual property to develop and commercialize products for sale in Europe, the Middle East, and Africa. The agreement provides for Symtomax payments of royalties to the Company (payable monthly) ranging from 10% to 17% of Symtomax sales of eluting patches developed from Company technology.

The term of the agreement ends the earlier of (i) July 15, 2020 and (ii) the date that Symtomax is no longer commercializing any of the products. The term is extended for an additional year on each anniversary of the agreement for any country where the royalty payment in respect of such country was equal to or greater than $1,000,000 for the previous year.

Service Agreements

On July 31, 2018, the Company executed Services Agreements with its newly appointed Chief Executive Officer (the “CEO”) and its newly appointed Chief Legal Officer (the “CLO”), for terms of five years. The Agreements provide for a monthly base salary of $10,000 for the CEO and a monthly base salary of $7,000 for the CLO. For the years ended December 31, 2019 and 2018, the Company expensed a total of $204,000 and $134,593, respectively, as officers compensation pursuant to these agreements.

NOTE K – SUBSEQUENT EVENTS

During the first calendar quarter of 2020, we issued 21,484,688 shares of our common stock pursuant to conversions of an aggregate of $165,350 in principal and $11,793 in interest under our outstanding convertible notes.

The fair value of the shares issued aggregate $406,093 and has a conversion loss of $ 228,949.

On January 27, 2020, the Company executed a Securities Purchase Agreement with GW Holdings, LLC, a New York limited liability company with its address at 137 Montague Street, Suite 291, Brooklyn, NY 11201. For value received, the Company issued a 6% convertible redeemable promissory note in the amoun of $ 166,500 wit a maturity date of January 27, 2021. This note was issued with a $13,500 original issue discount such that the issuance price was $153,000.

An amendment to a Securities Purchase Agreement entered into between the Company and Eagle Equities, LLC on February 12, 2019, was executed on January 27, 2020.

A subsequent closing of an additional $150,000 in net proceeds to the Company note occurred on the filing of the Company’s resale registration statement covering the $1,200,000 note being purchased. An additional closing of $85,000 in net proceeds to the Company occurred on the effectiveness of such registration statement, provided that the shares registered under the registration statement are sufficient to allow for the full conversion of the funded portion of the Note into registered shares. The Buyer retains the right to purchase the unfunded balance of the $1,200,000 Note (the “Unfunded Balance”) until February 12, 2021, provided that each purchase must be in an amount of not less than $100,000. Any rights to purchase a portion of the Unfunded Balance outstanding after 12 months shall be terminated and the Buyer shall have no rights to purchase the Unfunded Balance. The closing of the transactions contemplated by this Agreement (the “Closing”) shall occur on the Closing Date at such location as may be agreed to by the parties. In addition, the Company agrees to reserve with its transfer agent, 400% of the discount value of the funded balance of the Note at each closing.

All other terms and conditions of the SPA shall remain in full force and effect, unless modified by this Amendment. This amendment shall be governed and construed under the laws of the State of New York, without regard to its conflict of laws provision.

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

Changes in Internal Controls

During the twelve months ended December 31, 2019, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Management Changes

None.

Acquisitions

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers as of December 31, 2019

The names and ages of our Directors and Executive Officers are set forth below. Our By-Laws provide for not less than one Director. All Directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The officers are elected by our Board.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as at the date hereof are as follows:

Name	Age	Positions and Offices
Aitan Zacharin	35	President, Chief Executive Officer, Treasurer and Director
Mark Radom	51	General Counsel
David Tavor	69	Director

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

Professional History of David Tavor

Mr. Tavor has more than 18-years’ experience serving as General Manager and founder of companies in different areas: Pharmaceutical (Cure Medical; manufacturing and marketing of Intra-Venus solutions including for dialysis), Biotech (Minapro; cultivation and marketing of Micro Algae for Anti-aging; Anti-oxidants, Cosmetics and fish and shrimps industries), Clean-tech (Jet; treating industrial and cowsheds waste waters), Natural products (Hadas Natural Products; production and marketing of natural food additives and vitamins), and Medical Device companies (Fluorinex Active; manufacturing and marketing of Oral Care products for Anti-carries, Desensitizing, Teeth Fluoridation and Whitening).

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

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our other executive officers during 2019.

					Non-Equity
				Stock	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)

Aitan Zacharin(1)	2018	$50,000
	2019	$120,000

Mark Radom(2)	2018	$35,000
	2019	$84,000

(1)	Mr. Aitan Zacharin became the Company’s principal executive officer, principal financial officer and Chairman of the Board of Directors on July 31, 2018. Mr. Zacharin’s principal address is 15 Walker Avenue, Suite 101, Baltimore, MD 21208.

(2)	Mr. Mark Radom became the Company’s chief legal officer on July 31, 2018. Mr. Radom’s principal address is 15 Walker Avenue, Suite 101, Baltimore, MD 21208.

Employment Contracts. We have employment agreements with Aitan Zacharin and Mark Radom, our Executive Officer(s).

Compensation of Directors

The following table sets forth information concerning the compensation earned during 2019 by each individual who served as a non-employee director at any time during the fiscal year:

2019 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Aitan Zacharin	0	0	0
David Tavor	0	0	0

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

Name of Beneficial Owner	Common Stock Beneficially Owned(1)	Percentage of Common Stock (1)
Wayne Anderson (2)	5,647,098	9.29%
TD Ameritrade (3)	4,405,632	7.24%
Aitan Zacharin (4)(5)	84,766,650	58.23%
Mark Radom (4)(5)	74,166,650	54.95%
Elisha Kalfa (5)	74,166,650	54.95%
Yonah Kalfa (5)	74,166,650	54.95%
Fernando Bisker (5)	74,166,650	54.95%
Sigalush LLC (5)	74,166,650	54.95%
David Tavor (4)	15,000,000	19.79%

Officers and directors as a Group (5)	470,599,900	83.91%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible debt or convertible preferred shares currently exercisable or convertible, or exercisable or convertible within 60 days of April 15, 2020 are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of shares of common stock outstanding on April 15, 2020, which was 60,786,011 and the shares issuable upon exercise of options, warrants exercisable, preferred stock and debt convertible on or within 60 days of April 15, 2020.

(1) The number of common shares outstanding used in computing the percentages is 60,786,011.

(2) The address for Mr. Anderson is 244 2nd Ave N., Suite 9, St. Petersburg, FL 33701.

(3) The address for TD Ameritrade is 500/510 Maryville Center Dr, St. Louis, MO 63141.

(4) The shares included under “Officers and Directors as a Group” include those held by Aitan Zacharin, the Company’s chief executive officer, Mark Radom, the Company’s general counsel and David Tavor, director. Aitan Zacharin holds 1,695,333 shares of Series A Convertible Preferred Stock, Mark Radom holds 1,483,333 shares of Series A Convertible Preferred Stock and David Tavor holds 300,000 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into 50 shares of common stock.

(5) These individuals are persons who received shares of Series A Preferred Shares in connection with the reverse merger described in the Company’s current report on Form 8-K dated August 3, 2018. Each of the persons who received Series A Preferred Shares agreed not to request or effect any conversions of any shares until the Company has increased its authorized shares from 500,000,000 to the greater of (i) (no less than) 600,000,000 or such number of shares as is necessary to accommodate the conversion of all Series A Preferred Shares and the then number of shares of common stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2019, we incurred approximately $13,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	2019	2018
Audit Fees	$13,500	$13,500
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$13,500	$13,500

The following exhibits are filed as part of this report:

No.	Description
3.1	Articles of Organization (previously filed with Form S-1 on June 20, 2017)
3.2	Notice of Conversion (previously filed with Form S-1 on June 20, 2017)
3.3	Articles of Incorporation (previously filed with Form S-1 on June 20, 2017)
3.4	Bylaws (previously filed with Form S-1 on June 20, 2017)
3.5	The Greater Cannabis Company, LLC Reinstatement State of Florida dated January 12, 2017 (previously filed with Form S-1 on June 20, 2017)
3.6	Articles of Organization GCC Investment Holdings, LLC dated July 20, 2017 (previously filed on Amendment No. 2 to Form S-1 on August 8, 2017)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on June 20, 2017)
5.1	Legal Opinion of John T. Root, Jr.
10.1	Anti-Dilution Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated as of February 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.2	Licensing Agreement with Artemis Technologies (previously filed with Form S-1 on June 20, 2017)
10.3	Valvasone Trust Consulting Agreement dated as of December 24, 2016 (previously filed with Form S-1 on June 20, 2017)
10.4	Asset Acquisition Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated April 21, 2017 (previously filed with Form S-1 on June 20, 2017)
10.5	Collateral Agreement with SLMI Energy Holdings, LLC and Sylios Corp dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.6	Resale Certificate (previously filed with Form S-1 on June 20, 2017)
10.7	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of August 12, 2014 (previously filed with Form S-1 on June 20, 2017)
10.8	Board of Directors Services Agreement with Jimmy Wayne Anderson dated as of March 10, 2017 (previously filed with Form S-1 on June 20, 2017)
10.9	Promissory Note between The Greater Cannabis Company, Inc. and Expert Witness Locators dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.10	Promissory Note between The Greater Cannabis Company, Inc. and John T. Root, Jr. dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.11	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of March 31, 2017 (previously filed with Form S-1 on June 20, 2017)
10.12	Registration Rights Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.13	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.14	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)

10.15	Escrow Agreement among The Greater Cannabis Company, Inc., Emet Capital Partners, LLC and Grushko & Mittman, P.C., as escrow agent, dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.16	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.17	Advisory Agreement between The Greater Cannabis Company, Inc. and MCAP, LLC dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.18	Convertible Promissory Note and Warrant Coverage between The Greater Cannabis Company, Inc. and Xeraflop Technologies, Inc. dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.19	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.20	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.21	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.22	Waiver between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of January 9, 2018 (previously filed on Form 8-K on April 2, 2018)
10.23	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of January 9, 2018 (previously filed on Form 8-K on April 2, 2018)
10.24	Allonge made by The Greater Cannabis Company, Inc. to Emet Capital Partners, LLC dated March 28, 2018 (previously filed on Form 10-K on April 17, 2018)
10.25	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of March 28, 2018 (previously filed on Form 10-K on April 17, 2018)
10.26	Emet Exchange Agreement dated February 14, 2019 (previously filed on Form 8-K on February 15, 2019)
10.28	Eagle Convertible Note dated February 12, 2019 (previously filed on Form 8-K on February 15, 2019)
10.30	Eagle Securities Purchase Agreement dated February 12, 2019 (previously filed on Form 8-K on February 15, 2019)
10.31	Emet Certificate of Designation dated February 14, 2019 (previously filed on Form 8-K on February 15, 2019)
10.32	GW Note dated January 27, 2020 (previously filed on Form 8-K on February 3, 2020)
10.33	GW Securities Purchase Agreement dated January 27, 2020 (previously filed on Form 8-K on February 3, 2020)
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on June 20, 2017)
21.1	Articles of Organization GCC Superstore, LLC (previously filed with Form S-1 on June 20, 2017)
23.1	Consent of John T. Root, Jr. (Please see Exhibit 5.1 Legal Opinion of John T. Root, Jr.) (previously filed with Amendment No. 3 to Form S-1 on August 25, 2017)
23.2	Consent of Michael T. Studer, CPA
Graphic	Corporate logo- GCC (previously filed with Form S-1 on June 20, 2017)
Graphic	Corporate logo GCC Superstore (previously filed with Form S-1 on June 20, 2017)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

++ To be filed by subsequent amendment.

XBRL Exhibits will be filed by subsequent amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Signatures	Title	Date

/s/ Aitan Zacharin	President (Principal Executive Officer), Acting Chief Financial Officer	April 14, 2020
(Principal Accounting Officer) and Chairman of the Board of Directors

