Form 10-Q
period 2020-03-31
Greater Cannabis Company, Inc.
filed 2020-05-18
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 75,882,842 shares of common stock as of May 18, 2020.

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

3

THE GREATER CANNABIS COMPANY, INC.

MARCH 31, 2020

FORM 10-Q

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$295,314	$24,662
Advance to supplier	28,000	28,000
Total current assets	323,314	52,662

OTHER ASSETS
Right of first refusal agreement cost (less accumulated amortization of $ 833 and $ 0)	24,167	-

Total assets	$347,481	$52,662

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$4,767	$17,517
Accrued interest	27,334	20,619
Accrued salaries	94,000	98,000
Accrued royalties	50,000	50,000
Advance from customer	27,977	27,977
Loans payable to related parties	260,000	260,000
Notes payable to third parties (less debt discounts of $635,530 and $505,937 respectively)	531,041	399,318
Derivative liability	1,704,472	725,865
Total current liabilities and total liabilities	2,699,591	1,599,296

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 19,000,000 shares authorized, $.001 par value: Series A Convertible Preferred-issued and outstanding 9,411,998 and 9,411,998 shares, respectively	9,412	9,412
Series B Convertible Preferred-issued and outstanding 0 and 0 shares, respectively	-	-
Common stock; 500,000,000 shares authorized, $.001 par value, as of March 31, 2020 and December 31, 2019, there are 60,786,011 and 39,301,323 shares outstanding, respectively	60,786	39,301
Additional paid-in capital	1,168,499	783,891
Accumulated deficit	(3,590,807)	(2,379,238)

Total stockholders’ (deficiency)	(2,352,110)	(1,546,634)
Total liabilities and stockholders’ (deficiency)	$347,481	$52,662

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2020 and 2019 (Unaudited)

	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Revenue:
Revenue	$-	$-
Total revenue	-	-

Operating Expenses:
Officers compensation	51,000	51,000
Amortization of Pharmedica Exclusive License Agreement cost	-	5,000
Amortization of Right of First Refusal Agreement cost	833	-
Other operating expenses	36,264	33,077
Total operating expenses	88,097	89,077

Income (loss) from operations	(88,097)	(89,077)

Other income (expenses):
Income (expense) from derivative liability	(551,941)	88,451
Loss on conversions of notes payable	(228,949)	(99,302)
Interest expense	(45,509)	(2,704)
Amortization of debt discounts	(297,073)	(35,717)
Total other income (expenses)	(1,123,472)	(49,272)

Income (loss) before provision for income taxes	(1,211,569)	(138,349)
Provision for income taxes	-	-

Net income (loss)	$(1,211,569)	$(138,349)

Basic and diluted income (loss) per common share	$(.03)	$(.00)
Weighted average common shares outstanding-basic and diluted	46,959,776	33,280,775

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Three Months Ended March 31, 2020 and 2019

	Series A Preferred		Series B Preferred				Additional
	stock		stock		Common Stock		Paid in	Accumulated
For the three months ended	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
March 31, 2019:
Balances at December 31, 2018	9,411,998	$9,412	-	$-	31,880,969	$31,881	$233,991	$(839,070)	$(563,786)
Unaudited:
Cumulative effect adjustment to reduce derivative liability of warrants with “down round” features effective January 1, 2019								108,427	108,427
Conversion of note payable ($670) and accrued interest ($100) into 769,785 shares of common stock (Fair Value of $ 100,072) on January 4, 2019					769,785	770	99,302	-	100,072
Exercise of 1400 warrants into 695,129 shares of common stock in a cashless exercise transaction on January 4, 2019					695,129	695	(695)		-
Exchange of 438,600 warrants into 9,000,000 shares of Class B Convertible Preferred Stock on February 14, 2019	-	-	9,000,000	9,000			(9,000)		-
Net loss for the three months ended March 31, 2019								(138,349)	(138,349)
Balances at March 31, 2019	9,411,998	$9,412	9,000,000	$9,000	33,345,883	$33,346	$323,598	$(868,992)	$(493,636)

For the three months ended March 31, 2020:
Unaudited
Balances at December 31, 2019	9,411,998	$9,412	-	$-	39,301,323	$39,301	$783,891	$(2,379,238)	$(1,546,634)
Conversions of notes payable ($165,350) and accrued interest ($11,793) into 21,484,688 shares of common stock (Fair Value of $ 406,093) for the three months ended March 31, 2020					21,484,688	21,485	384,608		406,093
Net loss for the three months ended March 31, 2020								(1,211,569)	(1,211,569)
Balances at March 31, 2020	9,411,998	$9,412	-	$-	60,786,011	$60,786	$1,168,499	$(3,590,807)	$(2,352,110)

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2020 and 2019 (Unaudited)

	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(1,211,569)	$(138,349)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Loss on conversions of note payable and accrued interest to common stock	228,949	99,302
(Income) expense from derivative liability	551,941	(88,451)
Amortization of Pharmedica Exclusive License Agreement cost	-	5,000
Amortization of Right of First Refusal Agreement cost	833	-
Amortization of debt discounts	297,073	35,717
Changes in operating assets and liabilities:
Accounts payable	(12,750)	(5,885)
Accrued interest	18,508	2,704
Accrued salaries	(4,000)	(55,000)
Net cash used in operating activities	(131,015)	(144,962)

INVESTING ACTIVITIES
Purchase of Right of First Refusal Agreement	(25,000)	-
Net cash used in investing activities	(25,000)	-

FINANCING ACTIVITIES
Proceeds from notes payable to third parties	426,667	250,000
Net cash provided by financing activities	426,667	250,000

NET INCREASE (DECREASE) IN CASH	270,652	105,038

CASH BALANCE, BEGINNING OF PERIOD	24,662	59,891

CASH BALANCE, END OF PERIOD	$295,314	$164,929

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash Investing and Financing Activities:
Conversion of note payable ($670) and accrued interest ($100) into 769,785 shares of common stock (Fair Value of $ 100,072) on January 4, 2019	$-	$100,072
Exercise of 1400 warrants into 695,129 shares of common stock in a cashless exercise transaction on January 4, 2019	$-	$695
Exchange of 438,600 warrants into 9,000,000 shares of Class B Convertible Preferred Stock on February 14, 2019	$-	$9,000
Initial derivative liability charged to debt discount	$426,667	$250,000
Conversions of notes payable ($165,350) and accrued interest ($11,793) into 21,484,688 shares of common stock (Fair Value of $ 406,093) for the three months ended March 31, 2020	$406,093	$-

The accompanying notes are an integral part of these consolidated financial statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

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

Green C was incorporated on December 21, 2017 under the laws of the Province of Ontario Canada with its principal place of business in North York, Ontario.

Green C is the owner of an exclusive, worldwide license for an eluting transmucosal patch platform (“ETP”) for non-invasive drug delivery in the cannabis field as further described in the exclusive license agreement dated June 21, 2018 with Pharmedica Ltd. (see Note I).

The Company’s business plan is to (i) commercialize its ETP technology and (ii) concentrate on cannabis related investment and development opportunities through direct equity investments, joint ventures, licensing agreements or acquisitions.

Principles of Consolidation

The consolidated financial statements include the accounts of The Greater Cannabis Company, Inc., and its wholly owned subsidiaries Green C Corporation and Biocanrx Inc.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The interim financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020.

Certain information and finance disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2019 as included in our report on Form 10-K.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2020, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the Three Months Ended March 31, 2020 and 2019

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

For the Three Months Ended March 31, 2020 and 2019

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

For the Three Months Ended March 31, 2020 and 2019

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

For the Three Months Ended March 31, 2020 and 2019

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

On July 13, 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2017-11. Among other things, ASU 2017-11 provides guidance that eliminates the requirement to consider “down round” features when determining whether certain financial instruments or embedded features are indexed to an entity’s stock and need to be classified as liabilities. ASU 2017-11 provides for entities to recognize the effect of a down round feature only when it is triggered and then as a dividend and a reduction to income available to common stockholders in basic earnings per share. The guidance became effective for annual periods beginning after December 15, 2018.

Accordingly, effective January 1, 2019, the Company reduced the derivative liability of warrants with “down round” features (and do not contain variable conversion features) of $108,427 at December 31, 2018 to $0 and recognized a $108,427 cumulative affect adjustment reduction of accumulated deficit.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of March 31, 2020, the Company had cash of $295,314, total current liabilities of $2,699,591 and negative working capital of $2,376,277. For the three months ended March 31, 2020, we incurred a net loss of $1,211,569 and used $131,015 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through May 2021.

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

NOTE C – RIGHT OF FIRST REFUSAL AGREEMENT

On January 30, 2020, the Company executed a Right of First Refusal Agreement with an entity engaged in the business of cosmetics, health, and well-being (“KTV”). The Agreement provided for the Company to pay KTV $25,000 on January 30, 2020 (which was paid January 30,2020) and to make other investments in opportunities to be pursued by KTV and/or payments to KTV to enable KTV to pursue and secure Cannabidiol (“CBD”) opportunities. The Agreement provides the Company an exclusive right of first refusal to participate in all CBD opportunities to be pursued by KTV for a term of five years. The $25,000 cost for this Agreement is being amortized over the five year term of the Agreement.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

NOTE D - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	March 31, 2020	December 31, 2019

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$260,000	$260,000

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

NOTE E - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	March 31, 2020	December 31, 2019

Allonge to the Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018	$2,420	$2,420
Allonge 2 to the Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018	1,100	1,100
Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	375	375
Convertible Promissory Note dated February 12, 2019 payable to Eagle Equities, LLC (“Eagle”), interest at 6% (default interest at 24%), due February 12, 2020-less unamortized debt discount of $0 and $ 33,396, respectively (i)	196,428	250,082
Convertible Promissory Note dated January 27, 2020 payable to Eagle Equities, LLC (“Eagle”), interest at 6%, due January 27, 2021-less unamortized debt discount of $137,385 and $ 0, respectively (i)	29,115	-
Convertible Promissory Note dated February 12, 2020 payable to Eagle Equities, LLC (“Eagle”), interest at 6%, due February 12, 2021-less unamortized debt discount of $81,382 and $ 0, respectively (i)	12,284	-
Convertible Warrant Note dated October 18, 2019 payable to Emet Capital Partners, LLC (“EMET”), interest at 2%, due October 18, 2020-less unamortized debt discount of $165,303 and $294,234, respectively (ii)	135,697	74,566
Convertible Warrant Note dated October 18, 2019 payable to Emet Capital Partners, LLC (“EMET”), interest at 2%, due October 18, 2020-less unamortized debt discount of $61,989 and $90,054, respectively (ii)	50,887	22,823
Convertible Warrant Note dated October 18, 2019 payable to Emet Capital Partners, LLC (“EMET”), interest at 2%, due October 18, 2020-less unamortized debt discount of $54,551 and $79,248, respectively (ii)	44,780	20,084
Convertible Warrant Note dated October 18, 2019 payable to Emet Capital Partners, LLC (“EMET”), interest at 2%, due October 18, 2020-less unamortized debt discount of $6,199 and $9,005 respectively (ii)	5,089	2,281
Convertible Promissory Note dated October 18, 2019 payable to Emet Capital Partners, LLC (“EMET”), interest at 6%, due February 12, 2020-less unamortized debt discount of $0 and $0, respectively (ii)	25,587	25,587
Convertible Promissory Note dated January 27, 2020 payable to GW Holdings Group, LLC (“GWH”), interest at 6%, due January 27, 2021-less unamortized debt discount of $ 128,721 and $ 0 respectively (iii)	27,279	-
Total	$531,041	$399,318

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

NOTE E - NOTES PAYABLE TO THIRD PARTIES (continued)

(i) On February 12, 2019, (the “Issue Date”) the Company issued a 6% Convertible Redeemable Note to Eagle Equities, LLC (“Eagle”), having a principal amount of $1,200,000 of which $96,000 constituted an original issue discount (the “Eagle Note”). In connection with the Eagle Note, the Company and Eagle entered into a Securities Purchase Agreement. Eagle is to fund the $ 1,104,000 purchase price of the Eagle Note in tranches. The first tranche of $ 250,000 was received by the Company on February 13, 2019. The second tranche of $166,500 was received by the Company on January 17, 2020 and the third tranche of $ 93,666 was received by the Company on February 12, 2020. The loans are repayable one year from their respective funding dates and are convertible at the option of Eagle at a conversion price equal to 65% of the lowest closing price of the Company’s common stock for the preceding 15 trading days prior to the conversion date. Please see Note F-DERIVATIVE LIABILITY for further information.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

NOTE E - NOTES PAYABLE TO THIRD PARTIES (continued)

(ii) On October 18, 2019, the Company entered into two Exchange Agreements with Emet Capital Partners, LLC (“Emet”). The first Exchange Agreement provided for the exchange of three outstanding convertible notes payable to Emet with a total remaining principal balance of $20,399 and a total accrued interest balance of $5,189 for three new convertible notes payable to Emet in the total amount of $25,587. The new notes bear interest at 6%, were due on February 12, 2020 and are convertible into common stock at a conversion price equal to 75% of the lowest Trading Price during the 15 Trading Day Period prior to the Conversion Date. The second Exchange Agreement provided for the reversal of the February 14, 2019 exchange agreement pursuant to which certain warrants then held by Emet were exchanged for 9,000,000 shares of Series B Convertible Preferred Stock (see Note G) and the exchange of such warrants for four new convertible notes payable to Emet in the total amount of $675,000. These new notes bear interest at 2%, are due on October 18, 2020 and are convertible into common stock at a conversion price equal to 75% of the lowest Trading Price during the 15 Trading Day Period prior to the Conversion Date. Please see NOTE F - DERIVATIVE LIABILITY for further information.

(iii) On January 27, 2020, the Company executed a Convertible Note (the “Convertible Note”) payable to GW Holdings Group, LLC, a New York limited liability company and its authorized successors and permitted assigns (“Holder”), in the aggregate principal face amount of $166,500. The new note bears interest at 6%, is due on January 27, 2021 and is convertible into common stock at a conversion price equal to 55% of the lowest closing Price during the 15 Trading Day Period prior to the Conversion Date. Please see NOTE F - DERIVATIVE LIABILITY for further information.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

NOTE F - DERIVATIVE LIABILITY

The derivative liability consists of:

	March 31, 2020	December 31, 2019
Convertible Promissory Note dated February 12, 2019 payable to Eagle Equities, LLC. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (i):
Due February 12, 2020	$256,867	$182,625
Due January 17, 2021	262,558	-
Due February 12, 2021	151,307	-
Convertible Promissory Note dated January 27, 2020 payable to GW Holdings Group, LLC. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (iii)	304,909	-
Convertible Promissory Notes dated October 18, 2019 payable to Emet. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (ii):
$451,505 note due October 18, 2021	401,333	328,953
$112,876 note due October 18, 2021	150,502	100,680
$99,331 note due October 18, 2021	132,441	88,599
$11,288 note due October 18, 2021	15,050	10,068
$25,587 note due October 18, 2021	29,505	14,940
Total derivative liability	$1,704,472	$725,865

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

NOTE F - DERIVATIVE LIABILITY (continued)

The Convertible Promissory Notes (the “Notes”) contain a variable conversion feature based on the future trading price of the Company’s common stock. Therefore, the number of shares of common stock issuable upon conversion of the Note is indeterminate.

The fair value of the derivative liability was measured at the respective issuance dates and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at March 31, 2020 were (1) stock price of $.006 per share, (2) conversion prices ranging from $.0026 to $.0028 per share, (3) terms ranging from 30 days to 318 days, (4) expected volatility of 142.94%, and (5) risk free interest rates ranging from .10% to .20%.

Assumptions used for the calculations of the derivative liability of the Notes at December 31, 2019 were (1) stock price of $ .0330 per share, (2) conversion prices ranging from $ .01885 to $ .02175 per share, (3) terms ranging from 43 days to 293 days, (4) expected volatility of 142,94%, and (5) risk free interest rates ranging from 1.50% to 1.60%.

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

On February 14, 2019, the Company issued 9,000,000 shares of Series B Convertible Preferred Stock to Emet Capital Partners, LLC (“Emet”) in exchange for the surrender of all outstanding warrants held by Emet. Each share of Series B Convertible Preferred Stock was convertible into one share of Company common stock subject to adjustment in case, at the time of conversion, the market price per share of the Company common stock was less than $ 0.075 per share. On October 18, 2019, this exchange agreement was reversed.

On October 18, 2019, the Company entered into two Exchange Agreements with Emet Capital Partners, LLC (“Emet”). The first Exchange Agreement provided for the exchange of three outstanding convertible notes payable to Emet with a total remaining principal balance of $20,399 and a total accrued interest balance of $5,189 for three new convertible notes payable to Emet in the total amount of $25,587. The new notes bear interest at 6%, are due on February 12, 2020 and are convertible into common stock at a conversion price equal to 75% of the lowest Trading Price during the 15 Trading Day Period prior to the Conversion Date. The second Exchange Agreement provided for the reversal of the February 14, 2019 exchange agreement pursuant to which certain warrants then held by Emet were exchanged for 9,000,000 shares of Series B Convertible Preferred Stock and the exchange of such warrants for four new convertible notes payable to Emet in the total amount of $675,000. These new notes bear interest at 2%, are due on October 18, 2020 and are convertible into common stock at a conversion price equal to 75% of the lowest Trading Price during the 15 Trading Day Period prior to the Conversion Date.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

NOTE G - CAPITAL STOCK AND WARRANTS (continued)

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

NOTE G - CAPITAL STOCK AND WARRANTS (continued)

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

During the three months ended March 31, 2020, the Company issued a total of 21,484,688 shares of common stock pursuant to conversions of an aggregate of $165,350 in principal and $ 11,793 in interest under our outstanding convertible notes. The $ 228,949 excess of the $406,093 fair value of the 21,484,688 shares of common stock at the respective dates of issuance over the $177,143 liability reduction was charged to Loss on Conversions of Notes Payable.

Warrants

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

NOTE G - CAPITAL STOCK AND WARRANTS (continued)

On February 14, 2019, the Company entered into an exchange agreement with Emet Capital Partners, LLC (“Emet”) pursuant to which the Company issued Emet 9,000,000 shares of its Series B Convertible Preferred Stock (the “Series B Preferred Shares”) in exchange for the surrender of all outstanding warrants held by Emet. Each Series B Preferred Share was convertible into one share of the Company’s common stock subject to adjustment in case, at the time of conversion, the market price per share of the Company’s common stock was less than $0.075. In such case, Emet was to receive an additional number of shares of common stock equal to the number of shares being converted divided by the applicable market price. On October 18, 2019, this exchange agreement was reversed and the warrants were exchanged for four new convertible notes payable to Emet in the total amount of $ 675,000. See Preferred Stock above.

At the date hereof, the Company has no outstanding warrants.

NOTE H - INCOME TAXES

The Company and its United States subsidiaries expect to file consolidated Federal income tax returns. Green C Corporation, its Ontario Canada subsidiary, will file Canada and Ontario income tax returns.

At March 31, 2020 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is not more likely than not that the benefits will be realized. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

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

The Company has generated only minimal revenues from this asset to date and has not paid the Year 1 Minimum Annual Royalty of $50,000 due Pharmedica. Accordingly, we recorded an impairment charge of $69,749 at December 31, 2019 and reduced the $69,749 remaining carrying value of this intangible asset to $0.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

NOTE J - COMMITMENTS AND CONTINGENCIES (continued)

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

To date, Symtomax has not made any sales requiring the payment of royalties to the Company.

Service Agreements

On July 31, 2018, the Company executed Services Agreements with its newly appointed Chief Executive Officer (the “CEO”) and its newly appointed Chief Legal Officer (the “CLO”), for terms of five years. The Agreements provide for a monthly base salary of $10,000 for the CEO and a monthly base salary of $7,000 for the CLO. For the three months ended March 31, 2020 and 2019, the Company expensed a total of $51,000 and $51,000, respectively, as officer compensation pursuant to these agreements.

NOTE J – SUBSEQUENT EVENTS

From April 1, 2020 to May 6, 2020, the Company issued a total of 15,096,831 shares of its common stock to 3 lenders pursuant to conversions totaling $30,050 principal and $ 7,101 accrued interest. The $52,470 excess of the $89,621 fair value of the 15,096,831 shares of our common stock at the respective dates of issuance over the $ 37,151 debt satisfied will be recognized as a loss in the three months ended June 30, 2020.

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

Results of operations

For the three months ended March 31, 2020, the Company generated $0 revenue compared to $0 in the same period of 2019.

Our operating expenses in the three months ended March 31, 2020 amounted to $88,097 as compared to $89,077 for the three months ended March 31, 2019.

Our net loss in the three months ended March 31, 2020, was $1,211,569 as compared to the net loss of $138,349 during the same period of 2019.

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

Liquidity and Capital Resources

We had $295,314 cash on hand at March 31, 2020, compared to $24,662 at December 31, 2019.

At March 31, 2020, we had $1,166,571 in principal amount of outstanding notes to third parties, compared to $905,255 at December 31, 2019.

The proceeds from loans and convertible debentures as well as cash on hand is being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the three months ended March 31, 2020 and 2019.

	March 31, 2020	March 31, 2019
Net cash used in operating activities	$(131,015)	$(144,962)
Net cash used in investing activities	(25,000)	-
Net cash provided by financing activities	426,667	250,000
Net increase in cash	$270,652	105,038

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

Changes in Internal Controls

During the quarter ended March 31, 2020, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Insurance that is otherwise readily available, such as workers’ compensation, general liability, and directors and officer’s insurance, is more difficult for us to find and more expensive, because we are a service provider to companies in the cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities. In 2020, The Greater Cannabis Company, Inc. carries general liability insurance. We do not currently hold any other forms of insurance, including directors’ and officers’ insurance. Because we do not have any other types of insurance, if we are made a party of a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

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

Our Certificate of Incorporation also authorizes the issuance from time to time of shares of its stock of any class, whether now or hererafter authorized, or securities convertible into shares of its stock of any class, whether now or hereafter authorized, for such consideration as the Board of Director(s) may deem advisable, subject to such restrictions or limitation, if any, as may be set forth in the bylaws of the Corporation. This authority would allow us to issue shares of preferred stock in excess of the 10,000,000 initially authorized. In fact, as at the date of this report, we have issued [  ] shares of Series A Convertible Preferred Stock.

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

We are authorized to issue up to 500,000,000 shares of common stock, of which [] shares of common stock are issued and outstanding as of the date hereof. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Management Changes

Not applicable.

Acquisitions.

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

No.	Description
2.1	Share Exchange Agreement by and among the Company, Green C and the Selling Shareholders dated July 31, 2018 (previously filed on Form 8-K on August 3, 2018)
3.1	Articles of Organization (previously filed with Form S-1 on July 6, 2017)
3.2	Notice of Conversion (previously filed with Form S-1 on July 6, 2017)
3.3	Articles of Incorporation (previously filed with Form S-1 on July 6, 2017)
3.4	Bylaws (previously filed with Form S-1 on July 6, 2017)
3.5	The Greater Cannabis Company, LLC Reinstatement State of Florida dated January 12, 2017 (previously filed with Form S-1 on July 6, 2017)
3.6	Articles of Organization GCC Investment Holdings, LLC dated July 20, 2017 (previously filed on Amendment No. 2 to Form S-1 on August 8, 2017)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on September 20, 2017)
10.6	Resale Certificate (previously filed with Form S-1 on July 6, 2017)
10.7	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of August 12, 2014 (previously filed with Form S-1 on July 6, 2017)
10.30	Aitan Zacharin Service Agreement dated July 31, 2018 (previously filed on Form 8-K on August 3, 2018)
10.31	Mark Radom Service Agreement dated July 31, 2018 (previously filed on Form 8-K on August 3, 2018)
10.32	Wayne Anderson Release and Debt Forgiveness Agreement dated July 31, 2018 (previously filed on Form 8-K on August 3, 2018)
10.33	Aitan Zacharin Indemnification Agreement dated July 31, 2018 (previously filed on Form 8-K on August 3, 2018)
10.34	Mark Radom Indemnification Agreement dated July 31, 2018 (previously filed on Form 8-K on August 3, 2018)
10.35	Wayne Anderson Consulting Agreement dated July 31, 2018 (previously filed on Form 8-K on August 3, 2018)
10.36	License Agreement with Pharmedica Ltd. dated September 21, 2018 (previously filed on Form 8-K on August 3, 2018)
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on July 6, 2017)
23.1	Consent of John T. Root, Jr. (Please see Exhibit 5.1 Legal Opinion of John T. Root, Jr.) (previously filed with Amendment No. 3 to Form S-1 on August 25, 2017)
Graphic	Corporate logo- GCC (previously filed with Form S-1 on July 6, 2017)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEM 7. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Signatures	Title	Date

/s/ Aitan Zacharin	President (Principal Executive Officer), Acting Chief Financial Officer	May 18, 2020
(Principal Accounting Officer) and Chairman of the Board of Directors

