Form 10-Q
period 2020-06-30
Greater Cannabis Company, Inc.
filed 2020-08-17
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 118,639,095 shares of common stock as of August 17, 2020.

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

3

THE GREATER CANNABIS COMPANY, INC.

JUNE 30, 2020

FORM 10-Q

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$228,518	$24,662
Advance to supplier	-	28,000
Note receivable	23,575	-
Total current assets	252,093	52,662

OTHER ASSETS
Right of first refusal agreement cost (less accumulated amortization of $ 2,083 and $ 0)	22,917	-

Total assets	$275,010	$52,662

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$8,176	$17,517
Accrued interest	24,688	20,619
Accrued salaries	115,000	98,000
Accrued royalties	50,000	50,000
Advance from customer	-	27,977
Loans payable to related parties	260,000	260,000
Notes payable to third parties (less debt discounts of 323,731 and $505,937 respectively)	316,589	399,318
Derivative liability	539,686	725,865
Total current liabilities and total liabilities	1,314,139	1,599,296

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 19,000,000 shares authorized, $.001 par value: Series A Convertible Preferred-issued and outstanding 9,411,998 and 9,411,998 shares, respectively	9,412	9,412
Series B Convertible Preferred-issued and outstanding 0 and 0 shares, respectively	-	-
Common stock; 500,000,000 shares authorized, $.001 par value, as of June 30, 2020 and December 31, 2019, there are 88,349,536 and 39,301,323 shares outstanding, respectively	88,350	39,301
Additional paid-in capital	1,351,467	783,891
Accumulated deficit	(2,488,358)	(2,379,238)

Total stockholders’ (deficiency)	(1,039,129)	(1,546,634)
Total liabilities and stockholders’ (deficiency)	$275,010	$52,662

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2020 and 2019 (Unaudited)

	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)
Revenue:
Sales	$48,044	$-
Total revenue	48,044	-

Cost of goods sold	48,090	-
Gross profit (loss)	(46)	-

Operating Expenses:
Officers compensation	102,000	102,000
Amortization of Pharmedica Exclusive License Agreement cost	-	10,000
Amortization of Right of First Refusal Agreement cost	2,083	-
Other operating expenses (including stock-based consulting fees of $ 0 and $75,880, respectively)	65,871	140,154
Total operating expenses	169,954	252,154

Income (loss) from operations	(170,000)	(252,154)

Other income (expenses):
Income (expense) from derivative liability	695,845	170,516
Loss on conversions of notes payable	(361,787)	(230,839)
Gain from Surrender Agreement with Emet Capital Partners, LLC	472,170	-
Interest expense	(53,475)	(10,620)
Amortization of debt discounts	(691,873)	(103,031)
Total other income (expenses)	60,880	(173,974)

Income (loss) before provision for income taxes	(109,120)	(426,128)
Provision for income taxes

Net income (loss)	$(109,120)	$(426,128)

Basic and diluted income (loss) per common share	$(.00)	$(.01)
Weighted average common shares outstanding-basic and diluted	59,937,084	33,979,890

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2020 and 2019 (Unaudited)

	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)
Revenue:
Sales	$48,044	$-
Total revenue	48,044	-

Cost of goods sold	48,090	-
Gross profit (loss)	(46)	-

Operating Expenses:
Officers compensation	51,000	51,000
Amortization of Pharmedica Exclusive License Agreement cost	-	5,000
Amortization of Right of First Refusal Agreement cost	1,250	-
Other operating expenses (including stock-based consulting fees of $ 0 and $75,880, respectively)	29,607	107,077
Total operating expenses	81,857	163,077

Income (loss) from operations	(81,903)	(163,077)

Other income (expenses):
Income (expense) from derivative liability	1,247,786	82,065
Loss on conversions of notes payable	(132,838)	(131,537)
Gain from Surrender Agreement with Emet Capital Partners, LLC	472,170	-
Interest expense	(7,966)	(7,916)
Amortization of debt discounts	(394,800)	(67,314)
Total other income (expenses)	1,184,352	(124,702)

Income (loss) before provision for income taxes	1,102,449	(287,779)
Provision for income taxes

Net income (loss)	$1,102,449	$(287,779)

Basic and diluted income (loss) per common share	$.01	$(.01)
Weighted average common shares outstanding-basic and diluted	75,447,161	34,677,377

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Six Months Ended June 30, 2020 and 2019

Unaudited

	Series A Preferred		Series B Preferred				Additional
	stock		stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
For the six months ended June 30, 2019:
Balances at December 31, 2018	9,411,998	$9,412	-	$-	31,880,969	$31,881	$233,991	$(839,070)	$(563,786)

Cumulative effect adjustment to reduce derivative liability of warrants with “down round” features effective January 1, 2019								108,427	108,427
Conversion of note payable ($670) and accrued interest ($100) into 769,785 shares of common stock (Fair Value of $ 100,072) on January 4, 2019					769,785	770	99,302	-	100,072
Exercise of 1400 warrants into 695,129 shares of common stock in a cashless exercise transaction on January 4, 2019					695,129	695	(695)		-
Exchange of 438,600 warrants into 9,000,000 shares of Class B Convertible Preferred Stock on February 14, 2019	-	-	9,000,000	9,000			(9,000)		(
Net loss for the three months ended March 31, 2019								(138,349)	(138,349)
Balances at March 31, 2019	9,411,998	$9,412	9,000,000	$9,000	33,345,883	$33,346	$323,598	$(868,992)	$(493,636)
Conversion of note payable ($40,500) and accrued interest ($7,961) into 1,384,600 shares of common stock (Fair Value of $ 179,998) on April 16, 2019					1,384,600	1,384	178,614		179,998
Issuance of 542,000 common shares for consulting services rendered					542,000	542	75,338		75,880
Net loss for the three months ended June 30, 2019								(287,779)	(287,779)
Balances at June 30, 2019	9,411,998	$9,412	9,000,000	$9,000	35,272,483	$35,272	$577,550	$(1,156,771)	$(525,537)

For the six months ended June 30, 2020:

Balances at December 31, 2019	9,411,998	$9,412	-	$-	39,301,323	$39,301	$783,891	$(2,379,238)	$(1,546,634)
Conversions of notes payable ($165,350) and accrued interest ($11,793) into 21,484,688 shares of common stock (Fair Value of $ 406,093) for the three months ended March 31, 2020					21,484,688	21,485	384,608		406,093
Net loss for the three months ended March 31, 2020								(1,211,569)	(1,211,569)
Balances at March 31, 2020	9,411,998	$9,412	-	$-	60,786,011	$60,786	$1,168,499	$(3,590,807)	$(2,352,110)
Conversions of notes payable ($67,082) and accrued interest ($10,613) into 27,563,525 shares of common stock (Fair Value of $ 210,532) for the three months ended June 30, 2020					27,563,525	27,564	182,968		210,532
Net income for the three months ended June 30, 2020								1,102,449	1,102,449
Balances at June 30, 2020	9,411,998	$9,412	-	$-	88,349,536	$88,350	$1,351,467	$(2,488,358)	$(1,039,129)

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2020 and 2019 (Unaudited)

	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(109,120)	$(426,128)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Loss on conversions of notes payable and accrued interest to common stock	361,787	230,839
Gain from Surrender Agreement with Emet Capital Partners, LLC	(472,170)	-
Stock-based consulting fees	-	75,880
(Income) expense from derivative liability	(695,845)	(170,516)
Amortization of Pharmedica Exclusive License Agreement cost	-	10,000
Amortization of Right of First Refusal Agreement cost	2,083	-
Amortization of debt discounts	691,873	103,031
Changes in operating assets and liabilities:
Prepaid salaries	-	(25,000)
Advance to supplier	28,000	-
Note receivable	(23,575)	-
Accounts payable	(9,341)	(8,190)
Accrued interest	26,473	10,230
Accrued salaries	17,000	(29,000)
Advance from customer	(27,977)	-
Net cash used in operating activities	(210,812)	(228,854)

INVESTING ACTIVITIES
Purchase of Right of First Refusal Agreement	(25,000)	-
Net cash used in investing activities	(25,000)	-

FINANCING ACTIVITIES
Amount paid in connection with Surrender Agreement with Emet Capital Partners, LLC	(70,000)	-
Proceeds from notes payable to third parties	509,668	250,000
Net cash provided by financing activities	439,668	250,000

NET INCREASE (DECREASE) IN CASH	203,856	21,146

CASH BALANCE, BEGINNING OF PERIOD	24,662	59,891

CASH BALANCE, END OF PERIOD	$228,518	$81,037

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-
Non-cash Investing and Financing Activities:
Conversion of note payable ($670) and accrued interest ($100) into 769,785 shares of common stock (Fair Value of $ 100,072) on January 4, 2019	$-	$100,072
Exercise of 1400 warrants into 695,129 shares of common stock in a cashless exercise transaction on January 4, 2019	$-	$695
Exchange of 438,600 warrants into 9,000,000 shares of Class B Convertible Preferred Stock on February 14, 2019	$-	$9,000
Initial derivative liability charged to debt discounts	$509,667	$250,000
Conversions of notes payable ($165,350) and accrued interest ($11,793) into 21,484,688 shares of common stock (Fair Value of $ 406,093) for the three months ended March 31, 2020	$406,093	$-
Conversions of notes payable ($ 40,500) and accrued interest ($7,961) into 1,384,600 shares of common stock (Fair Value of $ 179,998) on April 16, 2019	$-	$179,998
Conversions of notes payable ($ 67,082) and accrued interest ($10,613) into 27,563,525 shares of common stock (Fair Value of $ 210,532) for the three months ended June 30, 2020	$210,532	$-

The accompanying notes are an integral part of these consolidated financial statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

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

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The interim financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of June 30, 2020, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the Six Months Ended June 30, 2020 and 2019

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

For the Six Months Ended June 30, 2020 and 2019

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

For the Six Months Ended June 30, 2020 and 2019

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

For the Six Months Ended June 30, 2020 and 2019

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

For the Six Months Ended June 30, 2020 and 2019

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of June 30 2020, the Company had cash of $228,518, total current liabilities of $1,314,139 and negative working capital of $1,062,046. For the six months ended June 30, 2020, we incurred a net loss of $109,120 and used $210,812 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through August 2021.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

NOTE D - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	June 30, 2020	December 31, 2019

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$260,000	$260,000

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

NOTE E - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	June 30, 2020	December 31, 2019

Allonge to the Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018	$-	$2,420
Allonge 2 to the Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018	-	1,100
Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	375	375
Convertible Promissory Note dated February 12, 2019 payable to Eagle Equities, LLC (“Eagle”), interest at 6%, due February 12, 2020-less unamortized debt discount of $ 0 and $ 33,396, respectively (i)	146,101	250,082
Convertible Promissory Note dated January 27, 2020 payable to Eagle Equities, LLC (“Eagle”), interest at 6%, due January 27, 2021-less unamortized debt discount of $ 95,828 and $ 0, respectively (i)	70,250	-
Convertible Promissory Note dated February 12, 2020 payable to Eagle Equities, LLC (“Eagle”), interest at 6%, due February 12, 2021-less unamortized debt discount of $ 58,253 and $ 0, respectively (i)	35,413
Convertible Promissory Note dated June 3, 2020 payable to Eagle Equities, LLC (“Eagle”), interest at 6%, due June 3, 2021-less unamortized debt discount of $ 42,151 and $ 0, respectively (i)	349	-
Convertible Warrant Note dated October 18, 2019 payable to Emet Capital Partners, LLC (“EMET”), interest at 2%, due October 18, 2020-less unamortized debt discount of $0 and $294,234, respectively (ii)	-	74,566
Convertible Warrant Note dated October 18, 2019 payable to Emet Capital Partners, LLC (“EMET”), interest at 2%, due October 18, 2020-less unamortized debt discount of $0 and $90,054, respectively (ii)	-	22,823
Convertible Warrant Note dated October 18, 2019 payable to Emet Capital Partners, LLC (“EMET”), interest at 2%, due October 18, 2020-less unamortized debt discount of $0 and $79,248, respectively (ii)	-	20,084
Convertible Warrant Note dated October 18, 2019 payable to Emet Capital Partners, LLC (“EMET”), interest at 2%, due October 18, 2020-less unamortized debt discount of $0 and $9,005 respectively (ii)	-	2,281
Convertible Promissory Note dated October 18, 2019 payable to Emet Capital Partners, LLC (“EMET”), interest at 6%, due February 12, 2020-less unamortized debt discount of $0 and $0, respectively (ii)	-	25,587
Convertible Promissory Note dated January 27, 2020 payable to GW Holdings Group, LLC (“GWH”), interest at 6%, due January 27, 2021-less unamortized debt discount of $ 87,110 and $ 0 respectively (iii)	63,990	-
Convertible Promissory Note dated June 1, 2020 payable to GW Holdings Group, LLC (“GWH”), interest at 6%, due June 1, 2021-less unamortized debt discount of $ 40,389 and $ 0 respectively (iv)	111	-
Total	$316,589	$399,318

(i) On February 12, 2019, (the “Issue Date”) the Company issued a 6% Convertible Redeemable Note to Eagle Equities, LLC (“Eagle”), having a principal amount of $1,200,000 of which $96,000 constituted an original issue discount (the “Eagle Note”). In connection with the Eagle Note, the Company and Eagle entered into a Securities Purchase Agreement. Eagle is to fund the $ 1,104,000 purchase price of the Eagle Note in tranches. The first tranche of $ 250,000 was received by the Company on February 13, 2019. The second tranche of $ 166,500 was received by the Company on January 17, 2020, the third tranche of $ 93,666 was received by the Company on February 12, 2020, and the fourth tranche of $ 42,500 was received by the Company on June 3, 2020. The loans are repayable one year from their respective funding dates and are convertible at the option of Eagle at a conversion price equal to 65% of the lowest closing price of the Company’s common stock for the preceding 15 trading days prior to the conversion date. Please see Note F-DERIVATIVE LIABILITY for further information.

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

(iii) On January 27, 2020, the Company executed a Convertible Note (the “Convertible Note”) payable to GW Holdings Group, LLC, a New York limited liability company and its authorized successors and permitted assigns (“Holder”), the aggregate principal face amount of $166,500. The note bears interest at 6%, is due on January 27, 2021 and is convertible into common stock at a conversion price equal to 55% of the lowest Trading Price during the 15 Trading Day Period prior to the Conversion Date. Please see NOTE F - DERIVATIVE LIABILITY for further information.

(iv) On June 1, 2020, the Company executed a Convertible Note (the “Convertible Note”) payable to GW Holdings Group, LLC, a New York limited liability company and its authorized successors and permitted assigns (“Holder”), the aggregate principal face amount of $ 40,500. The note bears interest at 6%, is due on June 1, 2021 and is convertible into common stock at a conversion price equal to 55% of the lowest Trading Price during the 15 Trading Day Period prior to the Conversion Date. Please see NOTE F - DERIVATIVE LIABILITY for further information.

On May 26, 2020, the Company entered into a Surrender Agreement with Emet Capital Partners, LLC (“Emet”) pursuant to which Emet agreed to surrender its interests in the following convertible notes free and clear of any liens, mortgages, adverse claims, charges, security interests, encumbrances, and any interest of any third party and waive any rights or claims it may have in respect of such notes in exchange for a payment of $70,000:

1.	Convertible Redeemable Note issued on 10/18/19 in the amount of $3,128.79
2.	Convertible Redeemable Note issued on 10/18/19 in the amount of $15,439.93
3.	Convertible Redeemable Note issued on 10/18/19 in the amount of $7,018.15
4.	Convertible Note issued on 10/18/19 in the amount of $451,504.95
5.	Convertible Note issued on 10/18/19 in the amount of $112,876.28
6.	Convertible Note issued on 10/18/19 in the amount of $99,331.13
7.	Convertible Note issued on 10/18/19 in the amount of $11,287.65

The $472,170 excess of the $ 542,170 remaining amount of debt satisfied over the $ 70,000 cash payment was recognized as a gain in the three months ended June 30, 2020.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

NOTE F - DERIVATIVE LIABILITY

The derivative liability consists of:

	June 30, 2020	December 31, 2019
Convertible Promissory Note dated February 12, 2019 payable to Eagle Equities, LLC. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (i):
Due February 12, 2020	$77,474	$182,625
Due January 17, 2021	135,983	-
Due February 12, 2021	78,277	-
Due June 3, 2021	40,361
Convertible Promissory Note dated January 27, 2020 payable to GW Holdings Group, LLC. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (iii)
Due January 27, 2021	159,410	-
Due June 1, 2021	48,182	-
Convertible Promissory Notes dated October 18, 2019 payable to Emet. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (ii):
$451,505 note due October 18, 2021	-	328,953
$112,876 note due October 18, 2021	-	100,680
$ 99,331 note due October 18, 2021	-	88,599
$ 11,288 note due October 18, 2021	-	10,068
$ 25,587 note due October 18, 2021	-	14,940
Total derivative liability	$539,686	$725,865

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

NOTE F - DERIVATIVE LIABILITY (continued)

The Convertible Promissory Notes (the “Notes”) contain a variable conversion feature based on the future trading price of the Company’s common stock. Therefore, the number of shares of common stock issuable upon conversion of the Note is indeterminate.

The fair value of the derivative liability was measured at the respective issuance dates and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2020 were (1) stock price of $.0081 per share, (2) conversion prices ranging from $.0045 to $.0053 per share, (3) terms ranging from 0 days to 338 days, (4) expected volatility of 142.94%, and (5) risk free interest rates ranging from .13% to .18%.

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

On October 18, 2019, the Company entered into two Exchange Agreements with Emet Capital Partners, LLC (“Emet”). The first Exchange Agreement provided for the exchange of three outstanding convertible notes payable to Emet with a total remaining principal balance of $20,399 and a total accrued interest balance of $5,189 for three new convertible notes payable to Emet in the total amount of $25,587. The new notes bore interest at 6%, were due on February 12, 2020 and were convertible into common stock at a conversion price equal to 75% of the lowest Trading Price during the 15 Trading Day Period prior to the Conversion Date. The second Exchange Agreement provided for the reversal of the February 14, 2019 exchange agreement pursuant to which certain warrants then held by Emet were exchanged for 9,000,000 shares of Series B Convertible Preferred Stock and the exchange of such warrants for four new convertible notes payable to Emet in the total amount of $675,000. These new notes bore interest at 2%, were due on October 18, 2020 and were convertible into common stock at a conversion price equal to 75% of the lowest Trading Price during the 15 Trading Day Period prior to the Conversion Date. On May 26, 2020, the Company satisfied the 7 convertible notes payable to Emet in connection with a Surrender Agreement (see Note E).

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

For the Six Months Ended June 30, 2020 and 2019

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

On January 4, 2019, the Company issued 769,785 shares of its common stock pursuant to a conversion of $670 principal and $100 accrued interest of its convertible note dated May 25, 2018 by Emet Capital Partners, LLC (“Emet”). This conversion was based on a conversion price of $ 0.001 per share (rather than the Variable Conversion Price provided in the related note) submitted by Emet in its Conversion Notice. Emet asserted that the Company had committed a dilutive issuance, which triggered the “ratchet-down” provision of the related note which provides for a reduction of the conversion price. The Company has notified Emet that it disagrees with Emet’s assertion that a ratch-down dilutive issuance occurred. The $ 99,302 excess of the $100,072 fair value of the 769,785 shares over the $ 770 liability reduction was charged to Loss on Conversion of Debt in the three months ended June 30, 2020.

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

For the Six Months Ended June 30, 2020 and 2019

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

During the three months ended March 31, 2020, the Company issued a total of 21,484,688 shares of common stock pursuant to conversions of an aggregate of $165,350 in principal and $11,793 in interest under our outstanding convertible notes. The $228,949 excess of the $406,093 fair value of the 21,484,688 shares of common stock at the respective dates of issuance over the $177,143 liability reduction was charged to Loss on Conversions of Notes Payable.

During the three months ended June 30, 2020, the Company issued a total of 27,563,525 shares of common stock pursuant to conversions of an aggregate of $67,082 in principal and $10,613 in interest under our outstanding convertible notes. The $132,838 excess of the $210,532 fair value of the 27,563,525 shares of common stock at the respective dates of issuance over the $77,695 liability reduction was charged to Loss on Conversions of Notes Payable.

Warrants

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

NOTE G - CAPITAL STOCK AND WARRANTS (continued)

At the date hereof, the Company has no outstanding warrants.

NOTE H - INCOME TAXES

The Company and its United States subsidiaries expect to file consolidated Federal income tax returns. Green C Corporation, its Ontario Canada subsidiary, will file Canada and Ontario income tax returns.

At June 30, 2020 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is not more likely than not that the benefits will be realized. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

All tax years of the Company and its United States subsidiaries remain subject to examination by the Internal Revenue Service.

NOTE I – NOTE RECEIVABLE

On June 10, 2020, in anticipation of developing a CBD business with Koltuv Ventures, LLC (the “Borrower”) (see Note C), the Company agreed to lend the Borrower USD $50,000 to be repaid either (a) out of available cash as soon as practicable, including from sales of Bob Ross cosmetic products, or (b) on the date that is 18 months from the date thereof, whichever is earlier (the “Maturity Date”). The Loan shall not bear interest except to the extent that any part of the Loan remains outstanding as at the Maturity Date, in which case the following sentence applies. From the date after the Maturity Date and onward, the outstanding principal amount of the Loan shall bear interest at a rate of 2% per annum. Any payment of cash to be made by Borrower to Lender shall be applied first to outstanding principal and second to any accrued, but unpaid, interest. As of June 30, 2020, the balance of the note was $ 23,575.

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

For the Six Months Ended June 30, 2020 and 2019

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

On May 27, 2020, the Company executed an amended and restated sub-license agreement with Symtomax (the “Amended License Agreement”). The term of the Amended License Agreement ends the earlier of (i) August 31, 2021 and (ii) the date that Symtomax is no longer commercializing any of the products. The term is extended for an additional year on each anniversary of the agreement for any country where the royalty payment in respect of such country was equal to or greater than $1,000,000 for the previous year.

To date, Symtomax has not made any sales requiring the payment of royalties to the Company.

Service Agreements

On July 31, 2018, the Company executed Services Agreements with its newly appointed Chief Executive Officer (the “CEO”) and its newly appointed Chief Legal Officer (the “CLO”), for terms of five years. The Agreements provide for a monthly base salary of $10,000 for the CEO and a monthly base salary of $7,000 for the CLO. For the three months ended June 30, 2020 and 2019, the Company expensed a total of $30,000 and $21,000, respectively, as officer compensation pursuant to these agreements.

Sales Concentration

One customer accounted for 100% of sales in the three and six months ended June 30, 2020.

NOTE K – SUBSEQUENT EVENTS

From July 1, 2020 to August 12, 2020, the Company issued a total of 30,289,559 shares of its common stock to 2 lenders pursuant to conversions totaling $ 85,853 principal and $ 1,830 accrued interest. The $ 102,678 excess of the $ 190,361 fair value of the 30,289,559 shares of our common stock at the respective dates of issuance over the $ 87,683 debt satisfied will be recognized as a loss in the three months ended September 30, 2020.

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

Results of operations

For the six months ended June 30, 2020, the Company generated $48,044 sales compared to $0 in the same period of 2019.

For the six months ended June 30, 2020, our cost of sales was $48,090 compared to $0 in the same period of 2019.

Our operating expenses in the six months ended June 30, 2020 amounted to $169,954 as compared to $252,154 for the same period of 2019.

Our net loss in the six months ended June 30, 2020, was $109,120 as compared to the net loss of $426,128 during the same period of 2019.

For the three months ended June 30, 2020, the Company generated $48,044 sales compared to $0 in the same period of 2019.

Our operating expenses in the three months ended June 30, 2020 amounted to $81,857 as compared to $163,077 for the three months ended June 30, 2019.

Our net income in the three months ended June 30, 2020, was $1,102,449 as compared to the net loss of $287,779 during the same period of 2019.

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

Liquidity and Capital Resources

We had $228,518 cash at June 30, 2020, compared to $24,662 at December 31, 2019.

At June 30, 2020, we had $316,589 in principal amount of outstanding notes to third parties (net of $323,731 debt discounts), compared to $399,318 (net of $505,937 debt discounts) at December 31, 2019.

The proceeds from loans and convertible debentures as well as cash on hand is being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the six months ended June 30, 2020 and 2019.

	June 30, 2020	June 30, 2019
Net cash used in operating activities	$(210,812)	$(228,854)
Net cash used in investing activities	(25,000)	-
Net cash provided by financing activities	439,668	250,000
Net increase in cash	$203,856	21,146

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

Changes in Internal Controls

During the quarter ended June 30, 2020, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Our Certificate of Incorporation also authorizes the issuance from time to time of shares of its stock of any class, whether now or hererafter authorized, or securities convertible into shares of its stock of any class, whether now or hereafter authorized, for such consideration as the Board of Director(s) may deem advisable, subject to such restrictions or limitation, if any, as may be set forth in the bylaws of the Corporation. This authority would allow us to issue shares of preferred stock in excess of the 10,000,000 initially authorized. In fact, as at the date of this report, we have issued 9,411,988 shares of Series A Convertible Preferred Stock.

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

Signatures	Title	Date

/s/ Aitan Zacharin	President (Principal Executive Officer), Acting Chief Financial Officer	August 17, 2020
(Principal Accounting Officer) and Chairman of the Board of Directors

