Form 10-Q
period 2020-09-30
Greater Cannabis Company, Inc.
filed 2020-11-19
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2020

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	GCAN	None

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 332,089,081shares of common stock as of November 19, 2020.

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

3

THE GREATER CANNABIS COMPANY, INC.

SEPTEMBER 30, 2020

FORM 10-Q

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$178,632	$24,662
Advance to supplier	-	28,000
Note receivable	23,575	-
Total current assets	202,207	52,662

OTHER ASSETS
Right of first refusal agreement cost (less accumulated amortization of $ 3,333 and $ 0)	21,667	-

Total assets	$223,874	$52,662

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$6,963	$17,517
Accrued interest	12,478	20,619
Accrued salaries	136,000	98,000
Accrued royalties	-	50,000
Advance from customer	-	27,977
Loans payable to related parties	260,000	260,000
Notes payable to third parties (less debt discounts of 145,449 and $505,937 respectively)	183,820	399,318
Derivative liability	325,935	725,865
Total current liabilities and total liabilities	925,196	1,599,296

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 19,000,000 shares authorized, $.001 par value: Series A Convertible Preferred-issued and outstanding 9,411,998 and 9,411,998 shares, respectively	9,412	9,412
Series B Convertible Preferred-issued and outstanding 0 and 0 shares, respectively	-	-
Common stock; 500,000,000 shares authorized, $.001 par value, as of September 30, 2020 and December 31, 2019, there are 203,627,370 and 39,301,323 shares outstanding, respectively	203,627	39,301
Additional paid-in capital	2,033,257	783,891
Accumulated deficit	(2,947,618)	(2,379,238)

Total stockholders’ (deficiency)	(701,322)	(1,546,634)
Total liabilities and stockholders’ (deficiency)	$223,874	$52,662

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2020 and 2019 (Unaudited)

	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$48,044	$-
Consulting fees	-	2,620
Total revenue	48,044	2,620

Cost of product sales	48,090	-
Gross profit (loss)	(46)	2,620

Operating Expenses:
Officers compensation	153,000	153,000
Amortization of Pharmedica Exclusive License Agreement cost	-	15,000
Amortization of Right of First Refusal Agreement cost	3,333	-
Other operating expenses (including stock-based consulting fees of $ 0 and $88,130, respectively)	84,546	165,213
Total operating expenses	240,879	333,213

Income (loss) from operations	(240,925)	(330,593)

Other income (expenses):
Income (expense) from derivative liability	909,596	194,551
Loss on conversions of notes payable	(829,342)	(230,839)
Gain from Surrender Agreement with Emet Capital Partners, LLC	472,170	-
Forgiveness of royalty payable	50,000	-
Interest expense	(59,726)	(14,592)
Amortization of debt discounts	(870,153)	(171,085)
Total other income (expenses)	(327,455)	(221,965)

Income (loss) before provision for income taxes	(568,380)	(552,558)
Provision for income taxes

Net income (loss)	$(568,380)	$(552,558)

Basic and diluted income (loss) per common share	$(.01)	$(.02)
Weighted average common shares outstanding-basic and diluted	84,172,283	34,439,921

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2020 and 2019 (Unaudited)

	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$-	$-
Consulting fees	-	2,620
Total revenue	-	2,620

Cost of product sales	-	-
Gross profit (loss)	-	-

Operating Expenses:
Officers compensation	51,000	51,000
Amortization of Pharmedica Exclusive License Agreement cost	-	5,000
Amortization of Right of First Refusal Agreement cost	1,250	-
Other operating expenses (including stock-based consulting fees of $ 0 and $12,250, respectively)	18,675	25,059
Total operating expenses	70,925	81,059

Income (loss) from operations	(70,925)	(78,439)

Other income (expenses):
Income (expense) from derivative liability	213,751
Loss on conversions of notes payable	(467,555)	24,035
Forgiveness of royalty payable	50,000	-
Interest expense	(6,251)	(3,972)
Amortization of debt discounts	(178,280)	(68,054)
Total other income (expenses)	(388,335)	(47,991)

Income (loss) before provision for income taxes	(459,260)	(126,430)
Provision for income taxes

Net income (loss)	$(459,260)	$(126,430)

Basic and diluted income (loss) per common share	$(.00)	$(.00)
Weighted average common shares outstanding-basic and diluted	130,367,164	35,359,983

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Nine Months Ended September 30, 2020 and 2019

Unaudited

	Series A Preferred		Series B Preferred				Additional
For the nine	stock		stock		Common Stock		Paid in	Accumulated
months ended	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
September 30, 2019:
Balances at December 31, 2018	9,411,998	$9,412	-	$-	31,880,969	$31,881	$233,991	$(839,070)	$(563,786)

Cumulative effect adjustment to reduce derivative liability of warrants with “down round” features effective January 1, 2019								108,427	108,427
Conversion of note payable ($670) and accrued interest ($100) into 769,785 shares of common stock (Fair Value of $ 100,072) on January 4, 2019					769,785	770	99,302	-	100,072
Exercise of 1400 warrants into 695,129 shares of common stock in a cashless exercise transaction on January 4, 2019					695,129	695	(695)		-
Exchange of 438,600 warrants into 9,000,000 shares of Class B Convertible Preferred Stock on February 14, 2019	-	-	9,000,000	9,000			(9,000)		(
Net loss for the three months ended March 31, 2019								(138,349)	(138,349)
Balances at March 31, 2019	9,411,998	$9,412	9,000,000	$9,000	33,345,883	$33,346	$323,598	$(868,992)	$(493,636)
Conversion of note payable ($40,500) and accrued interest ($7,961) into 1,384,600 shares of common stock (Fair Value of $ 179,998) on April 16, 2019					1,384,600	1,384	178,614		179,998
Issuance of 542,000 common shares for consulting services rendered					542,000	542	75,338		75,880
Net loss for the three months ended June 30, 2019								(287,779)	(287,779)
Balances at June 30, 2019	9,411,998	$9,412	9,000,000	$9,000	35,272,483	$35,272	$577,550	$(1,156,771)	$(525,537)
Issuance of 175,000 common shares for professional services rendered					175,000	175	12,075		12,250
Net loss for the three months ended September 30, 2019								(126,430)	(126,430)
Balances at September 30, 2019	9,411,998	$9,412	9,000,000	$9,000	35,447,483	$35,447	$589,625	$(1,283,201)	$(639,717)

For the nine months ended September 30, 2020:

Balances at December 31, 2019	9,411,998	$9,412	-	$-	39,301,323	$39,301	$783,891	$(2,379,238)	$(1,546,634)
Conversions of notes payable ($165,350) and accrued interest ($11,793) into 21,484,688 shares of common stock (Fair Value of $ 406,093) for the three months ended March 31, 2020					21,484,688	21,485	384,608		406,093
Net loss for the three months ended March 31, 2020								(1,211,569)	(1,211,569)
Balances at March 31, 2020	9,411,998	$9,412	-	$-	60,786,011	$60,786	$1,168,499	$(3,590,807)	$(2,352,110)
Conversions of notes payable ($67,082) and accrued interest ($10,613) into 27,563,525 shares of common stock (Fair Value of $ 210,532) for the three months ended June 30, 2020					27,563,525	27,564	182,968		210,532
Net income for the three months ended June 30, 2020								1,102,449	1,102,449
Balances at June 30, 2020	9,411,998	$9,412	-	$-	88,349,536	$88,350	$1,351,467	$(2,488,358)	$(1,039,129)
Conversions of notes payable ($311,050) and accrued interest ($18,462) into 115,277,834 shares of common stock (Fair Value of $797,067) for the three months ended September 30, 2020					115,277,834	115,277	681,790		797,067
Net loss for the three months ended September 30, 2020								(459,260)	(459,260)

Balances at September 30, 2020	9,411,998	$9,412	-	$-	203,627,370	$203,627	$2,033,257	$(2,947,618)	$(701,322)

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2020 and 2019 (Unaudited)

	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(568,380)	$(552,558)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Loss on conversions of notes payable and accrued interest to common stock	829,342	230,839
Gain from Surrender Agreement with Emet Capital Partners, LLC	(472,170)	-
Stock-based professional fees	-	88,130
Forgiveness of royalty payable	(50,000)	-
(Income) expense from derivative liability	(909,596)	(194,551)
Amortization of Pharmedica Exclusive License Agreement cost	-	15,000
Amortization of Right of First Refusal Agreement cost	3,333	-
Amortization of debt discounts	870,153	171,085
Changes in operating assets and liabilities:
Advance to supplier	28,000	-
Note receivable	(23,575)	-
Accounts payable	(10,554)	(8,190)
Accrued interest	32,726	14,202
Accrued salaries	38,000	(28000)
Advance from customer	(27,977)	-
Net cash used in operating activities	(260,698)	(264,043)

INVESTING ACTIVITIES
Purchase of Right of First Refusal Agreement	(25,000)	-
Net cash used in investing activities	(25,000)	-

FINANCING ACTIVITIES
Amount paid in connection with Surrender Agreement with Emet Capital Partners, LLC	(70,000)	-
Proceeds from notes payable to third parties	509,668	250,000
Net cash provided by financing activities	439,668	250,000

NET INCREASE (DECREASE) IN CASH	153,970	(14,043)

CASH BALANCE, BEGINNING OF PERIOD	24,662	59,891

CASH BALANCE, END OF PERIOD	$178,632	$45,848

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-
Non-cash Investing and Financing Activities:
Conversion of note payable ($670) and accrued interest ($100) into 769,785 shares of common stock (Fair Value of $ 100,072) on January 4, 2019	$-	$100,072
Exercise of 1400 warrants into 695,129 shares of common stock in a cashless exercise transaction on January 4, 2019	$-	$695
Exchange of 438,600 warrants into 9,000,000 shares of Class B Convertible Preferred Stock on February 14, 2019	$-	$9,000
Initial derivative liability charged to debt discounts	$509,667	$250,000
Conversions of notes payable ($165,350) and accrued interest ($11,793) into 21,484,688 shares of common stock (Fair Value of $ 406,093) for the three months ended March 31, 2020	$406,093	$-
Conversions of notes payable ($ 40,500) and accrued interest ($7,961) into 1,384,600 shares of common stock (Fair Value of $ 179,998) on April 16, 2019	$-	$179,998
Conversions of notes payable ($ 67,082) and accrued interest ($10,613) into 27,563,525 shares of common stock (Fair Value of $ 210,532) for the three months ended June 30, 2020	$210,532	$-
Conversions of notes payable ($ 311,050) and accrued interest ($18,462) into 115,277,834 shares of common stock (Fair Value of $ 797,067) for the three months ended September 30, 2020	$797,067	$-

The accompanying notes are an integral part of these consolidated financial statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

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

Green C was the owner of an exclusive, worldwide license for an eluting transmucosal patch platform (“ETP”) for non-invasive drug delivery in the cannabis field as further described in the exclusive license agreement dated June 21, 2018 with Pharmedica Ltd. (see Note J).

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

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The interim financial statements as of September 30, 2020 and for the three and nne months ended September 30, 2020 and 2019 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2020, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the Nine Months Ended September 30, 2020 and 2019

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

For the Nine Months Ended September 30, 2020 and 2019

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

For the Nine Months Ended September 30, 2020 and 2019

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

For the Nine Months Ended September 30, 2020 and 2019

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

For the Nine Months Ended September 30, 2020 and 2019

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of September 30 2020, the Company had cash of $178,632, total current liabilities of $925,196 and negative working capital of $722,989. For the nine months ended September 30, 2020, we incurred a net loss of $568,380 and used $260,698 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through November 2021.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

NOTE D - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	September 30, 2020	December 31, 2019

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$260,000	$260,000

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

NOTE E - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	September 30, 2020	December 31, 2019

Allonge to the Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018	$-	$2,420
Allonge 2 to the Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018	-	1,100
Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	375	375
Convertible Promissory Note dated February 12, 2019 payable to Eagle Equities, LLC (“Eagle”), interest at 6%, due February 12, 2020-less unamortized debt discount of $ 0 and $ 33,396, respectively (i)	-	250,082
Convertible Promissory Note dated January 27, 2020 payable to Eagle Equities, LLC (“Eagle”), interest at 6%, due January 27, 2021-less unamortized debt discount of $36,883 and $ 0, respectively (i)	76,245	-
Convertible Promissory Note dated February 12, 2020 payable to Eagle Equities, LLC (“Eagle”), interest at 6%, due February 12, 2021-less unamortized debt discount of $34,644 and $ 0, respectively (i)	59,022
Convertible Promissory Note dated June 3, 2020 payable to Eagle Equities, LLC (“Eagle”), interest at 6%, due June 3, 2021-less unamortized debt discount of $31,438 and $ 0, respectively (i)	11,062	-
Convertible Warrant Note dated October 18, 2019 payable to Emet Capital Partners, LLC (“EMET”), interest at 2%, due October 18, 2020-less unamortized debt discount of $0 and $294,234, respectively (ii)	-	74,566
Convertible Warrant Note dated October 18, 2019 payable to Emet Capital Partners, LLC (“EMET”), interest at 2%, due October 18, 2020-less unamortized debt discount of $0 and $90,054, respectively (ii)	-	22,823
Convertible Warrant Note dated October 18, 2019 payable to Emet Capital Partners, LLC (“EMET”), interest at 2%, due October 18, 2020-less unamortized debt discount of $0 and $79,248, respectively (ii)	-	20,084
Convertible Warrant Note dated October 18, 2019 payable to Emet Capital Partners, LLC (“EMET”), interest at 2%, due October 18, 2020-less unamortized debt discount of $0 and $9,005 respectively (ii)	-	2,281
Convertible Promissory Note dated October 18, 2019 payable to Emet Capital Partners, LLC (“EMET”), interest at 6%, due February 12, 2020-less unamortized debt discount of $0 and $0, respectively (ii)	-	25,587
Convertible Promissory Note dated January 27, 2020 payable to GW Holdings Group, LLC (“GWH”), interest at 6%, due January 27, 2021-less unamortized debt discount of $12,748 and $ 0 respectively (iii)	26,352	-
Convertible Promissory Note dated June 1, 2020 payable to GW Holdings Group, LLC (“GWH”), interest at 6%, due June 1, 2021-less unamortized debt discount of $ 29,736 and $ 0 respectively (iv)	10,764	-
Total	$183,820	$399,318

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

NOTE F - DERIVATIVE LIABILITY

The derivative liability consists of:

	September 30, 2020	December 31, 2019
Convertible Promissory Note dated February 12, 2019 payable to Eagle Equities, LLC. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (i):
Due February 12, 2020	$-	$182,625
Due January 27, 2021	94,481	-
Due February 12, 2021	78,227	-
Due June 3, 2021	41,099
Convertible Promissory Note dated January 27, 2020 payable to GW Holdings Group, LLC. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (iii)
Due January 27, 2021	52,745	-
Due June 1, 2021	59,383	-
Convertible Promissory Notes dated October 18, 2019 payable to Emet. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (ii):
$451,505 note due October 18, 2021	-	328,953
$112,876 note due October 18, 2021	-	100,680
$ 99,331 note due October 18, 2021	-	88,599
$ 11,288 note due October 18, 2021	-	10,068
$ 25,587 note due October 18, 2021	-	14,940
Total derivative liability	$325,935	$725,865

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

NOTE F - DERIVATIVE LIABILITY (continued)

The Convertible Promissory Notes (the “Notes”) contain a variable conversion feature based on the future trading price of the Company’s common stock. Therefore, the number of shares of common stock issuable upon conversion of the Notes is indeterminate.

The fair value of the derivative liability was measured at the respective issuance dates and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at September 30, 2020 were (1) stock price of $.0038 per share, (2) conversion prices ranging from $.0017 to $.0023 per share, (3) terms ranging from 119 days to 246 days, (4) expected volatility of 142.94%, and (5) risk free interest rates ranging from .10% to .11%.

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

For the Nine Months Ended September 30, 2020 and 2019

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

For the Nine Months Ended September 30, 2020 and 2019

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

During the three months ended September 30, 2020, the Company issued a total of 115,277,834 shares of common stock pursuant to conversions of an aggregate of $311,050 in principal and $18,462 in interest under our outstanding convertible notes. The $467,554 excess of the $797,067 fair value of the 115,277,834 shares of common stock at the respective dates of issuance over the $329,512 liability reduction was charged to Loss on Conversions of Notes Payable.

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

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

NOTE G - CAPITAL STOCK AND WARRANTS (continued)

At the date hereof, the Company has no outstanding warrants.

NOTE H - INCOME TAXES

The Company and its United States subsidiaries expect to file consolidated Federal income tax returns. Green C Corporation, its Ontario Canada subsidiary, will file Canada and Ontario income tax returns.

At September 30, 2020 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is not more likely than not that the benefits will be realized. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

All tax years of the Company and its United States subsidiaries remain subject to examination by the Internal Revenue Service.

NOTE I – NOTE RECEIVABLE

On June 10, 2020, in anticipation of developing a CBD business with Koltuv Ventures, LLC (the “Borrower”) (see Note C), the Company agreed to lend the Borrower USD $50,000 to be repaid either (a) out of available cash as soon as practicable, including from sales of Bob Ross cosmetic products, or (b) on the date that is 18 months from the date thereof, whichever is earlier (the “Maturity Date”). The Loan shall not bear interest except to the extent that any part of the Loan remains outstanding as at the Maturity Date, in which case the following sentence applies. From the date after the Maturity Date and onward, the outstanding principal amount of the Loan shall bear interest at a rate of 2% per annum. Any payment of cash to be made by Borrower to Lender shall be applied first to outstanding principal and second to any accrued, but unpaid, interest. As of September 30, 2020, the balance of the note was $ 23,575.

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

The Company generated only minimal revenues from this asset through December 31, 2019 and did not pay the Year 1 Minimum Annual Royalty of $50,000 due Pharmedica. Accordingly, we recorded an impairment charge of $69,749 at December 31, 2019 and reduced the $69,749 remaining carrying value of this intangible asset to $0.

On September 2, 2020, Green C notified Pharmedica of Green C’s termination of the Exclusive License Agreement and Green C’s intention to wind up Green C.

On September 17, 2020, Pharmedica notified Green C of Pharmedica’s acceptance of Green C’s proposal to terminate the license agreement and Pharmedica’s intention not to burden Green C further. Accordingly, we recorded “Forgiveness of Royalty Payable” other income of $50,000 in the three months ended September 30, 2020 and reduced the $50,000 “Accrued Royalties” liability balance to $0.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

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

Service Agreements

On July 31, 2018, the Company executed Services Agreements with its newly appointed Chief Executive Officer (the “CEO”) and its newly appointed Chief Legal Officer (the “CLO”), for terms of five years. The Agreements provide for a monthly base salary of $10,000 for the CEO and a monthly base salary of $7,000 for the CLO. For the three months ended September 30, 2020 and 2019, the Company expensed a total of $30,000 and $21,000, respectively, as officer compensation pursuant to these agreements.

Sales Concentration

One customer accounted for 100% of sales in the nine months ended eptember 30, 2020.

NOTE K – SUBSEQUENT EVENTS

From October 1, 2020 to November 6, 2020, the Company issued a total of 102,627,451 shares of its common stock to 2 lenders pursuant to conversions totaling $ 156,838 principal and $ 8,649 accrued interest. The $ 178,460 excess of the $ 343,947 fair value of the 102,627,451 shares of our common stock at the respective dates of issuance over the $165,487 debt satisfied will be recognized as a loss in the three months ended December 31, 2020.

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

Green C was the owner of an exclusive, worldwide license for an eluting transmucosal patch platform (“ETP”) for non-invasive drug delivery in the cannabis field for medical treatment as further described in the exclusive license agreement dated September 21, 2018 with Pharmedica Ltd. A copy of the License Agreement is incorporated by reference to this report as Exhibit [ ] (the “License Agreement”).

On September 2, 2020, Green C notified Pharmedica Ltd. (“Pharmedica”) of Green C’s termination of the License Agreement and Green C’s intention to wind up Green C.

On September 17, 2020, Pharmedica notified Green C of Pharmedica’s acceptance of Green C’s proposal to terminate the license agreement and Pharmedica’s intention not to burden Green C further.

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

Results of operations

For the nine months ended September 30, 2020, the Company generated $48,044 sales compared to $0 in the same period of 2019.

For the nine months ended September 30, 2020, our cost of sales was $48,090 compared to $0 in the same period of 2019.

Our operating expenses in the nine months ended September 30, 2020 amounted to $240,879 as compared to $333,213 for the same period of 2019.

Our net loss in the nine months ended September 30, 2020, was $568,380 as compared to the net loss of $552,558 during the same period of 2019.

For the three months ended September 30, 2020, the Company generated $0 sales compared to $0 in the same period of 2019.

Our operating expenses in the three months ended September 30, 2020 amounted to $70,925 as compared to $81,059 for the three months ended September 30, 2019.

Our net loss in the three months ended September 30, 2020, was $459,260 as compared to the net loss of $126,430 during the same period of 2019.

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

Liquidity and Capital Resources

We had $178,632 cash at September 30, 2020, compared to $24,662 at December 31, 2019.

At September 30, 2020, we had $183,820 in principal amount of outstanding notes to third parties (net of $145,449 debt discounts), compared to $399,318 (net of $505,937 debt discounts) at December 31, 2019.

The proceeds from loans and convertible debentures as well as cash on hand is being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the nine months ended September 30, 2020 and 2019.

	September 30, 2020	September 30, 2019
Net cash used in operating activities	$(260,698)	$(264,043)
Net cash used in investing activities	(25,000)	-
Net cash provided by financing activities	439,668	250,000
Net increase (decrease) in cash	$153,970	(14,043)

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

Changes in Internal Controls

During the quarter ended September 30, 2020, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Signatures	Title	Date

/s/ Aitan Zacharin	President (Principal Executive Officer), Acting Chief Financial Officer	November 19, 2020
(Principal Accounting Officer) and Chairman of the Board of Directors

