Form 10-K
period 2020-12-31
Greater Cannabis Company, Inc.
filed 2021-03-26
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 478,638,436 shares of common stock as of March 19, 2021.

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

Fiscal Year Ended December 31, 2020

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

After the consummation of the transactions contemplated by the Exchange Agreement, we switched our business model in fiscal 2018 and no longer intend to pursue E-commerce, advertising, licensing (except as specified below) or direct investment operations. We are now engaged in the commercialization of our technology for medical medicinal or recreational cannabis (where permitted) for the transmucosal delivery of medicinal or recreational cannabis (where permitted) (other than in the field of oral care) or any other product exploiting such technology or similar technologies for the transmucosal and transdermal delivery of medicinal or recreational cannabis (where permitted) (collectively, the “Technology”). Greater Cannabis has distribution agreements in place with cannabis companies operating in Europe, Asia, South America and South Africa.

The commercialization of the Technology and further clinical studies are expected to require an investment of up to $1,500,000 and up to three years to finalize.

The Company’s business plan is to (i) commercialize the Technology and (ii) concentrate on cannabis related investment and development opportunities through direct equity investments, joint ventures, licensing agreements or acquisitions.

The Company is actively seeking licensing opportunities in the cannabis sector for intellectual property and products.

The Company received its first purchase order for 125,000 oral patches on December 5, 2019 and delivered such patches to the purchaser on May 6, 2020.

Our principal executive office is located at The Greater Cannabis Company, Inc., 15 Walker Avenue, Suite 101, Baltimore, MD 21208, and our telephone number is (443) 738-4051.

Strategy

The Company is developing CBD products for the healthcare, wellness and cosmetics industries through its relationship with Kol Tuv LLC, a company active in such markets.

The Company intends to commercialize the technology by sublicensing or partnering with companies in the cannabis industry to bring the product to market. Potential partners include licensed producers, distributors, processors, consumer product and pharmaceutical companies. The Company intends to focus on the North American and Global markets both in medical and recreational cannabis segments.

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

Not applicable.

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

Legalizing strains that are low in THC is important for the nascent cannabis industry. Hemp is a great source of cannabidiol (“CBD”). As at the date hereof, CBD has been legalized in some form or another in all but 3 states – Idaho, Nebraska and South Dakota. Legalizing its production, even with significant oversight, opens the door for legal cannabis growing in the United States in a way that has not been available to farms, companies, and consumers since the Controlled Substances Act of 1970.

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

As of the date hereof, 37 states and the District of Columbia allow its citizens to use medical marijuana and 14 states have legalized recreational marijuana. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use, cultivation and/or possession illegal on a national level. As discussed in the “Cole Memo” the former Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. Any change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

All strains of cannabis other than hemp remain illegal under Federal law.

Despite the development of a legal cannabis industry under the laws of certain states and the legalization of hemp under the Agriculture Improvement Act of 2018, the state laws legalizing medical and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a “Schedule-I” controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that the Federal government has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. However, the Obama Administration determined that it is not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state laws allowing the use and distribution of medical and recreational cannabis. There is no guarantee that the current Administration will not change the Federal government’s stated policy regarding the low-priority enforcement of Federal laws in states where cannabis has been legalized. Any such change in the Federal government’s enforcement of Federal laws could cause significant financial damage to us and our shareholders.

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

We anticipate the need to raise approximately $1,500,000 in capital to fund our operations through December 31, 2021. We expect to use these cash proceeds primarily for business development, testing, licensing and operations. We cannot guarantee that we will be able to raise these required funds or generate sufficient revenue to remain operational.

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

Insurance that is otherwise readily available, such as workers’ compensation, general liability, and directors and officer’s insurance, is more difficult for us to find and more expensive, because we are a service provider to companies in the cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities. We do not currently hold any forms of insurance, including directors’ and officers’ insurance. Because we do not have any other types of insurance, if we are made a party of a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

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

We are authorized to issue up to 2,000,000,000 shares of common stock, of which 478,638,436 shares of common stock are issued and outstanding as of the date hereof. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

Dilution from Convertible Note Financing

On January 27, 2020, we issued a convertible note to Eagle Equities, LLC, the terms and conditions of which are incorporated by reference in this report as Exhibit 10.1 to our current report on Form 8-K dated January 27, 2020. The notes are convertible into shares of our common stock at (depending on certain factors) a 35-45% discount to the market price at the time of conversion. We filed a registration statement on Form S-1 to cover the resale of the shares into which the notes are convertible. As a result of these transactions, shareholders of the Company may experience substantial dilution.

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

We do not expect to develop or implement a remediation plan in fiscal 2021. As such, we expect that there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of the Company’s internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements. For more information relating to the Company’s internal control over financial reporting, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K.

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

Period	High	Low

July 1, 2018 through September 30, 2018	$0.7350	$0.01175

October 1, 2018 through December 31, 2018	$0.28	$0.1010

January 1, 2019 through March 31, 2019	$0.18	$0.10

April 1, 2019 through June 30, 2019	$0.20	$0.08

July 1, 2019 through September 30, 2019	$0.14	$0.10

October 1, 2019 through December 31, 2019	$0.05	$0.03

January 1, 2020 through March 31, 2020	$0.04	$0.004

April 1, 2020 through June 30, 2020	$0.04	$0.004

July 1, 2020 through September 30, 2020	$0.04	$0.004

October 1, 2020 through December 31, 2020	$0.04	$0.004

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

Equity Compensation Plans

Not applicable

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the first calendar quarter of 2021, we issued 13,795,118 shares of our common stock pursuant to conversions of principal and interest under our outstanding convertible notes.

Please see NOTE H - ISSUANCES OF COMMON STOCK AND WARRANTS for further information.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the year ended December 31, 2020, the Company generated $48,044 in annual revenue compared to $7,120 in 2019. During the year ended December 31, 2020, the Company’s revenue was positively impacted due to the sale of our ETP patches to Symtomax.

Cost of sales was $48,090 for the year ended December 31, 2020 and $3,125 for the year ended December 31, 2019. Our operating expenses in the year ended December 31, 2020 amounted to $294,411 as compared to $529,318 for the year ended December 31, 2019.

Our net loss in the year ended December 31, 2020 was $951,170 as compared to the net loss of $1,648,595 during the year ended December 31, 2019.

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

Liquidity and Capital Resources

We had $112,953 cash on hand at December 31, 2020, compared to $24,662 at December 31, 2019.

At December 31, 2020, we had $22,875 in principal amount of outstanding convertible notes.

Please see NOTE E - NOTES PAYABLE TO THIRD PARTIES for further information.

The proceeds from loans, convertible debentures as well as cash on hand is being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the twelve months ended December 31, 20120 and 2019.

	31-Dec-20	31-Dec-19
Net cash (used in) operating activities	$(289,627)	$(285,229)
Net cash (used in) investing activities	(61,750)	-
Net cash provided by financing activities	439,668	250,000
Net increase (decrease) in cash	$88,291	$(35,229)

Trends

The factors that will most significantly affect our future operating results, liquidity and capital resources will be:

●	Government regulation of the marijuana industry;
●	Revision of Federal banking regulations for the marijuana industry; and
●	Legalization of the use of marijuana for medical or recreational use in other states.

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

December 31, 2020
FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Greater Cannabis Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Greater Cannabis Company, Inc. (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of The Greater Cannabis Company, Inc. as of December 31, 2020 and 2019 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Loss on conversions of notes payable and accrued interest to common stock – Refer to Note H to the consolidated financial statements

Critical Audit Matter Description

The Company has had outstanding notes payable to lenders which are convertible into Company common stock at conversion prices which are based on the future trading price of the Company’s common stock. In 2020, the Company issued a total of 425,541,995 shares of its common stock pursuant to conversions of an aggregate of $866,694 in principal and $57,717 in accrued in interest. The $1,291,604 excess of the $2,218,016 fair value of the 425,541,995 shares of common stock at the respective dates of issuance over the $924,412 liability reduction was charged to Loss on Conversions of Notes Payable.

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures related to the Company’s loss on conversions of notes payable and accrued interest to common stock expense included:

(1)	We obtained Company prepared quarterly schedules of all conversions of notes payable and accrued interest to common stock in 2020.

(2)	For the fair value measurements, we agreed the prices used to independent third party sources of closing trading prices of GCAN common stock on the respective issuance dates. We then verified the calculation by multiplying the number of shares issued times the respective closing trading prices for each conversion.

(3)	For the liability reduction amounts, we agreed the principal and accrued interest amounts to Notices of Conversions for each conversion.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
March 25, 2021

We have served as the Company’s auditor since 2017.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
CURRENT ASSETS
Cash	$112,953	$24,662
Advance to supplier	-	28,000
Note receivable	36,750	-
Prepaid officer compensation	10,000	-
Total current assets	159,703	52,662

OTHER ASSETS
Right of first refusal agreement (less accumulated amortization of $ 4,583 and $ 0, respectively)	20,417	-

Total assets	$180,120	$52,662

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$6,743	$17,517
Accrued interest	849	20,619
Accrued officer compensation	152,000	98,000
Accrued royalties	-	50,000
Advance from customer	-	27,977
Loans payable to related parties	260,000	260,000
Notes payable to third parties (less debt discounts of $0 and $505,937, respectively)	22,875	399,318
Derivative liability	17,441	725,865
Total current liabilities and total liabilities	459,908	1,599,296

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 19,000,000 shares authorized, $.001 par value:
Series A Convertible Preferred-issued and outstanding 9,411,998 and 9,411,998 shares, respectively	9,412	9,412
Series B Convertible Preferred-issued and outstanding 0 and 0 shares, respectively	-	-
Common stock; 500,000,000 shares authorized, $.001 par value, as of December 31, 2020 and 2019, there are 464,843,318 and 39,301,323 shares outstanding, respectively	464,843	39,301
Additional paid-in capital	2,576,365	783,891
Accumulated deficit	(3,330,408)	(2,379,238)

Total stockholders’ (deficiency)	(279,788)	(1,546,634)
Total liabilities and stockholders’ (deficiency)	$180,120	$52,662

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2020 and 2019

	December 31, 2020	December 31, 2019

Revenue:
Product sales	$48,044	$4,500
Consulting fees	-	2,620
Total revenue	48,044	7,120

Cost of product sales	48,090	3,125
Gross profit (loss)	(46)	3,995

Operating Expenses:
Minimum royalties expense	-	50,000
Officers compensation	204,000	204,000
Amortization of right of first refusal agreement	4,583	-
Amortization of Pharmedica Exclusive License Agreement cost	-	20,000
Impairment charge-Pharmedica Exclusive License Agreement cost	-	69,749
Other operating expenses (including stock-based professional fees of $0 and $88,130, respectively)	85,828	185,569
Total operating expenses	294,411	529,318

Income (loss) from operations	(294,457)	(525,323)

Other income (expenses):
Income (expense) from derivative liability	1,218,090	(303,981)
Loss on conversions of notes payable and accrued interest to common stock	(1,291,604)	(320,025)
Gain from Surrender Agreement with Emet Capital Partners, LLC	472,170	-
Interest expense	(89,766)	(35,776)
Forgiveness of royalty payable	50,000	-
Amortization of debt discounts	(1,015,603)	(463,490)
Total other income (expenses)	(656,713)	(1,123,272)

Income (loss) before provision for income taxes	(951,170)	(1,648,595)
Provision for income taxes	-	-

Net income (loss)	$(951,170)	$(1,648,595)

Basic and diluted income (loss) per common share	$(.01)	$(.05)
Weighted average common shares outstanding-basic and diluted	145,332,999	34,980,133

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Years Ended December 31, 2020 and 2019

	Series A Preferred		Series B Preferred				Additional
	stock		stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Year Ended December 31, 2019
Balances at December 31, 2018	9,411,998	$9,412	-	$-	31,880,969	$31,881	$233,991	$(839,070)	$(563,786)
Cumulative effect adjustment to reduce derivative liability of warrants with “down round” features effective January 1, 2019								108,427	108,427
Conversion of note payable ($670) and accrued interest ($100) into 769,785 shares of common stock (Fair Value of $100,072) on January 4, 2019					769,785	770	99,302	-	100,072
Exercise of 1400 warrants into 645,129 shares of common stock in a cashless exercise transaction on January 4, 2019					695,129	695	(695)		-
Exchange of 438,600 warrants into 9,000,000 shares of Class B Convertible Preferred Stock on February 14, 2019	-	-	9,000,000	9,000			(9,000)		-
Net loss for the three months ended March 31, 2019								(138,349)	(138,349)
Balances at March 31, 2019	9,411,998	$9,412	9,000,000	$9,000	33,345,883	$33,346	$323,598	$(868,992)	$(493,636)
Conversion of note payables ($40,500) and accrued interest ($7,961) into 1,384,600 shares of common stock (Fair Value of $100,072) on April 16, 2019	-	-	-	-	1,384,600	1,384	178,614	-	179,998
Issuance of 542,000 common shares for professional services rendered	-	-	-	-	542,000	542	75,338	-	75,880
Net loss for the three months ended June 30, 2019								(287,779)	(287,779)
Balances at June 30, 2019	9,411,998	$9,412	9,000,000	$9,000	35,272,483	$35,272	$577,550	$(1,156,771)	$(525,537)
Issuance of 175,000 common shares for professional services rendered					175,000	175	12,075		12,250
Net loss for the three months ended September 30, 2019								(126,430)	(126,430)
Balances at September 30, 2019	9,411,998	$9,412	9,000,000	$9,000	35,447,483	$35,447	$589,625	$(1,283,201)	$(639,717)
Exchange Agreement dated October 18, 2019, provided for the reversal of the February 14, 2019 agreement to which certain warrants then held by Emet were exchanged for 9,000,000 shares of Series B Convertible Preferred Stock			(9,000,000)	(9,000)			9,000		-
Conversion of note payables ($53,705) and accrued interest ($2,680) into 1,748,363 shares of common stock (Fair Value of $104,901) on November 11, 2019					1,748,363	1,749	103,152		104,901
Conversion of note payable ($29,000) and accrued interest ($4,035) into 1,468,204 shares of common stock (Fair Value of $58,728) on December 20, 2019					1,468,204	1,468	57,260		58,728

	Series A Preferred		Series B Preferred				Additional
	stock		stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Year Ended December 31, 2019
Conversion of note payables ($10,000) and accrued interest ($515) into 637,273 shares of common stock (Fair Value of $25,491) on December 24, 2019					637,273	637	24,854		25,491
Net loss for the three months ended December 31, 2019								(1,096,037)	(1,096,037)
Balances at December 31, 2019	9,411,998	$9,412	-	$-	39,301,323	$39,301	$783,891	$(2,379,238)	$(1,546,634)

	Series A Preferred		Series B Preferred				Additional
	stock		stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Year Ended December 31, 2020
Balances at December 31, 2019	9,411,998	$9,412	-	$-	39,301,323	$39,301	$783,891	$(2,379,238)	$(1,546,634)
Conversions of notes payable ($165,350) and accrued interest ($11,793) into 21,484,688 shares of common stock (Fair Value of $ 406,093) for the three months ended March 31, 2020					21,484,688	21,485	384,608		406,093
Net loss for the three months ended March 31, 2020								(1,211,569)	(1,211,569)
Balances at March 31, 2020	9,411,998	$9,412	-	$-	60,786,011	$60,786	$1,168,499	$(3,590,807)	$(2,352,110)
Conversions of notes payable ($67,082) and accrued interest ($10,613) into 27,563,525 shares of common stock (Fair Value of $ 210,532) for the three months ended June 30, 2020					27,563,525	27,564	182,968		210,532
Net income for the three months ended June 30, 2020								1,102,449	1,102,449
Balances at June 30, 2020	9,411,998	$9,412	-	$-	88,349,536	$88,350	$1,351,467	$(2,488,358)	$(1,039,129)
Conversions of notes payable ($311,050) and accrued interest ($18,462) into 115,277,834 shares of common stock (Fair Value of $797,067) for the three months ended September 30, 2020					115,277,834	115,277	681,790		797,067
Net loss for the three months ended September 30, 2020								(459,260)	(459,260)

Balances at September 30, 2020	9,411,998	$9,412	-	$-	203,627,370	$203,627	$2,033,257	$(2,947,618)	$(701,322)
Conversions of notes payable ($325,212) and accrued interest ($16,849) into 261,215,948 shares of common stock (Fair Value of $804,324) for the three months ended December 31, 2020					261,215,948	261,216	543,108		804,324
Net loss for the three months ended December 31, 2020								(382,790)	(382,790)
Balances at December 31, 2020	9,411,998	$9,412	-	$-	464,843,318	$464,843	$2,576,365	$(3,330,408)	$(279,788)

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020 and 2019

	December 31, 2020	December 31, 2019

OPERATING ACTIVITIES
Net income (loss)	$(951,170)	$(1,648,595)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Loss on conversions of notes payable and accrued interest to common stock	1,291,604	320,025
Gain from Surrender Agreement with Emet Capital Partners, LLC	(472,170)	-
Issuance of stock-based professional fees	-	88,130
Forgiveness of royalty payable	(50,000)	-
(Income) expense from derivative liability	(1,218,090)	303,981
Amortization of right of first refusal agreement	4,583	-
Amortization of Pharmedica Exclusive License Agreement cost	-	20,000
Impairment charge- Pharmedica Exclusive License Agreement cost	-	69,749
Interest expense for default added to note payable balance
Amortization of debt discounts	1,015,603	463,490
Changes in operating assets and liabilities:
Advance to supplier	28,000	(28,000)
Prepaid officer compensation	(10,000)	-
Accounts payable	(10,774)	(383)
Accrued interest	56,764	35,397
Accrued officer compensation	54,000	13,000
Accrued royalties	-	50,000
Advance from customer	(27,977)	27,977
Net cash used in operating activities	(289,627)	(285,229)

INVESTING ACTIVITIES
Note receivable	(36,750)
Purchase of Right of First Refusal Agreement	(25,000)	-
Net cash used in investing activities	(61,750)	-

FINANCING ACTIVITIES
Amount paid in connection with Surrender Agreement with Emet Capital Partners, LLC	(70,000)	-
Proceeds from notes payable to third parties	509,668	250,000

Net cash provided by financing activities	439,668	250,000

NET INCREASE (DECREASE) IN CASH	88,291	(35,229)

CASH BALANCE, BEGINNING OF PERIOD	24,662	59,891

CASH BALANCE, END OF PERIOD	$112,953	$24,662

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash Investing and Financing Activities:
Conversion of note payable ($670) and accrued interest ($100) into 769,785 shares of common stock (Fair Value of $100,072) on January 4, 201911	$-	$100,072
Exercise of 1400 warrants into 695,129 shares of common stock in a cashless exercise transaction on January 4, 2019	$-	$695
Exchange of 438,600 warrants into 9,000,000 shares of Class B Convertible Preferred Stock on February 14, 2019. Exchange Agreement reversed on October 18, 2019	$-	$-
Initial derivative liability charged to debt discount	$509,667	$250,000
Conversion of note payable ($40,500) and accrued interest ($7,961) into 1,384,600 shares of common stock (fair value of $179,998) on April 16, 2019	$-	$179,998
Conversion of note payables ($53,705) and accrued interest ($2,680) into 1,748,363 shares of common stock (Fair Value of $104,901) on November 11, 2019	$-	$104,901
Conversion of note payable ($29,000) and accrued interest ($4,035) into 1,468,204 shares of common stock (Fair Value of $58,728) on December 20, 2019	$-	$58,728
Conversion of note payable ($10,000) and accrued interest ($515) into 637,273 shares of common stock (Fair Value of $25,491) on December 24, 2019	$-	$25,491
Conversions of notes payable ($165,350) and accrued interest ($11,793) into 21,484,688 shares of common stock (Fair Value of $ 406,093) for the three months ended March 31, 2020	$406,093	$-
Conversions of notes payable ($67,082) and accrued interest ($10,613) into 27,563,525 shares of common stock (Fair Value of $ 210,532) for the three months ended June 30, 2020	$210,532	$-
Conversions of notes payable ($311,050) and accrued interest ($18,462) into 115,277,834 shares of common stock (Fair Value of $797,067) for the three months ended September 30, 2020	$797,067	$-
Conversions of notes payable ($325,212) and accrued interest ($16,849) into 261,215,948 shares of common stock (Fair Value of $804,324) for the three months ended December 31, 2020	$804,324	$-

The accompanying notes are an integral part of these consolidated financial statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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

The Company’s business plan is to (i) commercialize the Technology and (ii) concentrate on cannabis related investment and development opportunities through direct equity investments, joint ventures, licensing agreements or acquisitions.

Principles of Consolidation

The consolidated financial statements include the accounts of The Greater Cannabis Company, Inc., and its wholly owned subsidiaries Green C Corporation and Biocanrx, Inc.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2020, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the Years Ended December 31, 2020 and 2019

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

For the Years Ended December 31, 2020 and 2019

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

For the Years Ended December 31, 2020 and 2019

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

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the periods presented, the Company excluded 470,599,900 shares relating to the Series A Convertible Preferred Stock (see Note H), shares relating to convertible notes payable to third parties (Please see NOTE F - NOTES PAYABLE TO THIRD PARTIES for further information) and shares relating to outstanding warrants (Please see NOTE H - CAPITAL STOCK AND WARRANTS for further information) from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive.

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

For the Years Ended December 31, 2020 and 2019

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

For the Years Ended December 31, 2020 and 2019

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of December 31, 2020, the Company had cash of $112,953, total current liabilities of $459,908, and negative working capital of $300,205. For the year ended December 31, 2020, we incurred a net loss of $951,170 and used $289,627 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through March 2022.

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

NOTE C- NOTE RECEIVABLE

On June 10, 2020, in anticipation of developing a CBD business with Kol Tuv Ventures, LLC (the “Borrower”) (see Note D), the Company agreed to lend the Borrower USD $50,000 to be repaid either (a) out of available cash as soon as practicable, including from sales of Bob Ross cosmetic products, or (b) on the date that is 18 months from the date thereof, whichever is earlier (the “Maturity Date”). The Loan shall not bear interest except to the extent that any part of the Loan remains outstanding as at the Maturity Date, in which case the following sentence applies. From the date after the Maturity Date and onward, the outstanding principal amount of the Loan shall bear interest at a rate of 2% per annum. Any payment of cash to be made by Borrower to Lender shall be applied first to outstanding principal and second to any accrued, but unpaid, interest. As of December 31, 2020, the balance of the note was $ 36,750.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

NOTE D – RIGHT OF FIRST REFUSAL AGREEMENT

On January 30, 2020, the Company executed a Right of First Refusal Agreement with an entity engaged in the business of cosmetics, health, and well-being. The Agreement provided for the Company to pay Kol Tuv Ventures, LLC (“KTV”), $25,000 on January 30, 2020 (which was paid January 30,2020) and to make other investments in opportunities to be pursued by KTV and/or payments to KTV to enable KTV to pursue and secure Cannabidiol (“CBD”) opportunities. The Agreement provides the Company an exclusive right of first refusal to participate in all CBD opportunities to be pursued by KTV for a term of five years. The $25,000 cost for this Agreement is being amortized over the five year term of the Agreement.

NOTE E - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	December 31, 2020	December 31, 2019

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$260,000	$260,000

Pursuant to loan and contribution agreements dated July 31, 2018, the above loans are non-interest bearing and are to be repaid after the Company raises from investors no less than $1,500,000 or generates sufficient revenue to make repayments (each, a “Replacement Event”). If the First Replacement Event does not occur within 18 months from July 31, 2018, the loans are to be repaid immediately. In the event there is insufficient capital to repay the loans, the lenders have the option to convert all or part of the loans into shares at the Company common stock at the average trading price of the 10 days prior to the date of the conversion request.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

NOTE F - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	December 31, 2020	December 31, 2019

Allonge to the Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018	-	2,420
Allonge 2 to the Convertible Promissory Note dated September 14, 2017 payable to Emet Capital Partners, LLC (“EMET”), interest at 5%, due September 14, 2018	-	1,100
Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	375	375
Convertible Convertible Note dated February 12, 2019 payable to Eagle Equities, LLC (“Eagle”), interest at 6%, due February 12, 2020-less unamortized debt discount of $0 and $33,396, respectively (i)	22,500	250,082
Convertible Warrant Note dated October 18, 2019 payable to Emet Capital Partners, LLC (“EMET”), interest at 2%, due October 18, 2020-less unamortized debt discount of $0 and $294,234, respectively (ii)	-	74,566
Convertible Warrant Note dated October 18, 2019 payable to Emet Capital Partners, LLC (“EMET”), interest at 2%, due October 18, 2020-less unamortized debt discount of $0 and $90,054, respectively (ii)	-	22,823
Convertible Warrant Note dated October 18, 2019 payable to Emet Capital Partners, LLC (“EMET”), interest at 2%, due October 18, 2020-less unamortized debt discount of $0 and $79,248, respectively (ii)	-	20,084
Convertible Warrant Note dated October 18, 2019 payable to Emet Capital Partners, LLC (“EMET”), interest at 2%, due October 18, 2020-less unamortized debt discount of $0 and $9,005, respectively (ii)	-	2,281
Convertible Promissory Note dated October 18, 2019 payable to Emet Capital Partners, LLC (“EMET”), interest at 6%, due February 12, 2020-less unamortized debt discount of $0 and $0, respectively (ii)	-	25,587
Total	$22,875	$399,318

(i) On February 12, 2019, (the “Issue Date”) the Company issued a 6% Convertible Redeemable Note to Eagle Equities, LLC (“Eagle”), having a principal amount of $1,200,000 of which $96,000 constituted an original issue discount (the “Eagle Note”). In connection with the Eagle Note, the Company and Eagle entered into a Securities Purchase Agreement. Eagle was to fund the $ 1,104,000 purchase price of the Eagle Note in tranches. The first tranche of $ 250,000 was received by the Company on February 13, 2019. The second tranche of $ 166,500 was received by the Company on January 17, 2020, the third tranche of $ 93,666 was received by the Company on February 12, 2020, and the fourth tranche of $ 42,500 was received by the Company on June 3, 2020. The loans are repayable one year from their respective funding dates and are convertible at the option of Eagle at a conversion price equal to 65% of the lowest closing price of the Company’s common stock for the preceding 15 trading days prior to the conversion date. Please see Note G-DERIVATIVE LIABILITY for further information.

(ii) On October 18, 2019, the Company entered into two Exchange Agreements with Emet Capital Partners, LLC (“Emet”). The first Exchange Agreement provided for the exchange of three outstanding convertible notes payable to Emet with a total remaining principal balance of $20,399 and a total accrued interest balance of $5,189 for three new convertible notes payable to Emet in the total amount of $25,587. The new notes bore interest at 6%, were due on February 12, 2020 and were convertible into common stock at a conversion price equal to 75% of the lowest Trading Price during the 15 Trading Day Period prior to the Conversion Date. The second Exchange Agreement provided for the reversal of the February 14, 2019 exchange agreement pursuant to which certain warrants then held by Emet were exchanged for 9,000,000 shares of Series B Convertible Preferred Stock (see Note H) and the exchange of such warrants for four new convertible notes payable to Emet in the total amount of $675,000. These new notes bore interest at 2%, were due on October 18, 2020 and were convertible into common stock at a conversion price equal to 75% of the lowest Trading Price during the 15 Trading Day Period prior to the Conversion Date.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

NOTE G - DERIVATIVE LIABILITY

The derivative liability consists of:

	December 31, 2020	December 31, 2019
Convertible Promissory Note dated February 12, 2019 payable to Eagle Equities, LLC. Please see NOTE F – NOTES PAYABLE TO THIRD PARTIES for further information (i): Due February 12, 2020	$17,441	$182,625
Convertible Promissory Notes dated October 18, 2019 payable to Emet. Please see NOTE F – NOTES PAYABLE TO THIRD PARTIES for further information (ii):

$451,505 note due October 18, 2021	-	328,953
$112,876 note due October 18, 2021	-	100,680
$ 99,331 note due October 18, 2021	-	88,599
$ 11,288 note due October 18, 2021	-	10,068
$ 25,587 note due October 18, 2021	-	14,940
Total derivative liability	$17,441	$725,865

The Convertible Promissory Notes (the “Notes”) contain a variable conversion feature based on the future trading price of the Company’s common stock. Therefore, the number of shares of common stock issuable upon conversion of the Notes is indeterminate.

The fair value of the derivative liability is measured at the respective issuance dates and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2020 were (1) stock price of $.003 per share, (2) conversion price of $.00169 per share, (3) term of 0 days, (4) expected volatility of 142.94%, and (5) risk free interest rate of 0%.

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

For the Years Ended December 31, 2020 and 2019

NOTE H - CAPITAL STOCK AND WARRANTS

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

On February 14, 2019, the Company issued 9,000,000 shares of Series B Convertible Preferred Stock to Emet Capital Partners, LLC (“Emet”) in exchange for the surrender of all outstanding warrants held by Emet. Each share of Series B Convertible Preferred Stock was convertible into one share of Company common stock subject to adjustment in case, at the time of conversion, the market price per share of the Company common stock was less than $0.075 per share. On October 18, 2019, this exchange agreement was reversed. (See Note F)

Common Stock

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

For the Years Ended December 31, 2020 and 2019

NOTE H - CAPITAL STOCK AND WARRANTS (continued)

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

During the three months ended December 31, 2020, the Company issued a total of 261,215,948 shares of common stock pursuant to conversions of an aggregate of $325,212 in principal and $16,849 in interest under our outstanding convertible notes. The $462,263 excess of the $804,324 fair value of the 261,215,948 shares of common stock at the respective dates of issuance over the $342,061 liability reduction was charged to Loss on Conversions of Notes Payable.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

NOTE H - CAPITAL STOCK AND WARRANTS (continued)

Emet Warrant Restructuring

On February 14, 2019, the Company entered into an exchange agreement with Emet Capital Partners, LLC (“Emet”) pursuant to which the Company issued Emet 9,000,000 shares of its Series B Convertible Preferred Stock (the “Series B Preferred Shares”) in exchange for the surrender of all outstanding warrants held by Emet. Each Series B Preferred Share was convertible into one share of the Company’s common stock subject to adjustment in case, at the time of conversion, the market price per share of the Company’s common stock was less than $0.075. In such case, Emet was to receive an additional number of shares of common stock equal to the number of shares being converted divided by the applicable market price. On October 18, 2019, this exchange agreement was reversed and the warrants were exchanged for four new convertible notes payable to Emet in the total amount of $ 675,000. See Note F above.

At December 31, 2020 and 2019, the Company had no outstanding warrants.

NOTE I - INCOME TAXES

The Company and its United States subsidiaries expect to file consolidated Federal income tax returns. Green C Corporation, its Ontario Canada subsidiary, will file Canada and Ontario income tax returns.

At December 31, 2020 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is not more likely than not that the benefits will be realized. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

NOTE J - COMMITMENTS AND CONTINGENCIES (continued)

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

Service Agreements

On July 31, 2018, the Company executed Services Agreements with its newly appointed Chief Executive Officer (the “CEO”) and its newly appointed Chief Legal Officer (the “CLO”), for terms of five years. The Agreements provide for a monthly base salary of $10,000 for the CEO and a monthly base salary of $7,000 for the CLO. For the years ended December 31, 2020 and 2019, the Company expensed a total of $204,000 and $204,000, respectively, as officers compensation pursuant to these agreements.

Sales Concentration

One customer accounted for 100% of sales in the year ended December 31, 2020.

NOTE K – SUBSEQUENT EVENTS

On January 6, 2021, we issued 13,795,118 shares of our common stock pursuant to a conversion of $22,500 in principal and $814 in interest under an outstanding convertible note.

On March 15, 2021, we issued a 6% Convertible Promissory Note to FirstFire Global Opportunities Fund, LLC (“FF”), having a principal amount of $545,000 and an initial tranche principal amount of 272,500 of which $22,500 constituted an original issue discount (the “FF Note”). In connection with the FF Note, we and FF entered into a registration rights agreement, three warrant agreements and a securities purchase agreement.

We have also agreed to file a registration statement on Form S-1 to register the shares of common stock issuable upon the conversion of the FF Note by FF. Upon effectiveness of the registration statement, FF will lend us the lesser of (i) $272,500.00 of principal; or (ii) the amount that FF can purchase and include in the registration statement.

FF Note

The FF Note will mature on March 11, 2022. The FF Note may be pre-paid in whole or in part by paying FF the following premiums:

PREPAY DATE	PREPAY AMOUNT
≤ 30 days	105% * (Principal + Interest (“P+I”)
31- 60 days	110% * (P+I)
61-90 days	115% * (P+I)
91-120 days	120% * (P+I)
121-150 days	125% * (P+I)
151-180 days	130% * (P+I)

Any amount of principal or interest on the FF Note, which is not paid when due shall bear interest at the rate of twenty-four (24%) per annum from the due date thereof until the same is paid (“Default Interest”).

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

NOTE K – SUBSEQUENT EVENTS (continued)

FF has the right beginning on the date which is one hundred eighty (180) days following the Issue Date to convert all or any part of the outstanding and unpaid principal amount of the FF Note into fully paid and non-assessable shares of our common stock at the conversion price (the “Conversion Price”). The Conversion Price shall be, equal to 70% of the average closing price of our common stock for the five prior trading days prior to the date that a registration statement in respect of the shares into which is the FF Note is convertible is declared effective. The FF Note contains other customary terms found in like instruments for conversion price adjustments. In the case of an Event of Default (as defined in the Note), the FF Note shall become immediately due and payable in an amount (the “Default Amount”) equal to the principal amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by one hundred twenty-five percent (125%) and interest shall accrue at the rate of Default Interest. Certain events of default will result in further penalties.

A copy of the FF Note was attached as Exhibit 10.1 to our current report on Form 8-K dated March 16, 2021 and the above summary of the FF Note terms is subject to full terms of the FF Note.

Registration Rights Agreement

On March 11, 2021, we entered into a registration rights agreement pursuant to which we agreed to prepare and file with the SEC a registration statement or registration statements (as is necessary) covering the resale of all of the shares of common stock into which the FF Note is convertible and the shares to be received upon the exercise of the warrants. The registration statement also covers such indeterminate number of additional shares of securities as may become issuable upon stock splits, stock dividends or similar transactions. We agreed to use its best efforts to have the registration statement filed with the SEC within thirty (30) days following the closing date.

A copy of the registration rights agreement is attached as Exhibit 10.2 to our current report on Form 8-K dated March 16, 2021 and the above summary of the registration rights agreement terms is subject to full terms of the registration rights agreement.

FF Warrants

On March 11, 2021, we also issued three warrants (Warrant A, Warrant B and Warrant C) to purchase shares of our common stock, as follows:

Warrant A permits FF to purchase 25,000,000 shares of common stock at an exercise price of $0.025 per share.

Warrant B permits FF to purchase 15,000,000 shares of common stock at an exercise price of $0.05 per share.

Warrant C permits FF to purchase 10,000,000 shares of common stock at an exercise price of $0.075 per share.

Each warrant has other customary terms found in like instruments, including, but not limited to, events of default.

In any event of default, the exercise price for each warrant automatically becomes $0.005 per share.

Copies of Warrant A, Warrant B and Warrant C are attached as Exhibits 10.4, 10.5 and 10.6 to our current report on Form 8-K dated March 16, 2021 and the above summary of the warrant terms are subject to full terms of the applicable warrants.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2020, our internal control over financial reporting was not effective.

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

Changes in Internal Controls

During the twelve months ended December 31, 2020, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Management Changes

None.

Acquisitions

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers as of December 31, 2020.

The names and ages of our Directors and Executive Officers are set forth below. Our By-Laws provide for not less than one Director. All Directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The officers are elected by our Board.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as at the date hereof are as follows:

Name	Age	Positions and Offices
Aitan Zacharin	37	President, Chief Executive Officer, Treasurer and Director
Mark Radom	52	General Counsel
David Tavor	70	Director

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

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our other executive officers during 2020 and2019.

					Non-Equity
				Stock	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)

Aitan Zacharin(1)	2019	$120,000
	2020	$120,000

Mark Radom(2)	2019	$84,000
	2020	$84,000

(1)	Mr. Aitan Zacharin became the Company’s principal executive officer, principal financial officer and Chairman of the Board of Directors on July 31, 2018. Mr. Zacharin’s principal address is 15 Walker Avenue, Suite 101, Baltimore, MD 21208.

(2)	Mr. Mark Radom became the Company’s chief legal officer on July 31, 2018. Mr. Radom’s principal address is 15 Walker Avenue, Suite 101, Baltimore, MD 21208.

Employment Contracts. We have employment agreements with Aitan Zacharin and Mark Radom, our Executive Officer(s).

Compensation of Directors

The following table sets forth information concerning the compensation earned during 2020 by each individual who served as a non-employee director at any time during the fiscal year:

2020 DIRECTOR COMPENSATION

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

Name of Beneficial Owner	Common Stock Beneficially Owned(1)	Percentage of Common Stock (1)
Wayne Anderson (2)	5,647,098	9.29%
TD Ameritrade (3)	4,405,632	7.24%
Aitan Zacharin (4)(5)	84,766,650	58.23%
Mark Radom (4)(5)	74,166,650	54.95%
Elisha Kalfa (5)	74,166,650	54.95%
Yonah Kalfa (5)	74,166,650	54.95%
Fernando Bisker (5)	74,166,650	54.95%
Sigalush Ventures LLC (5)	74,166,650	54.95%
David Tavor (4)	15,000,000	19.79%
Rakefet LLC (6)	10,600,000	13.9%
Officers and directors as a Group (5)	470,599,900	83.91%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible debt or convertible preferred shares currently exercisable or convertible, or exercisable or convertible within 60 days of April 15, 2021 are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of shares of common stock outstanding on April 15, 2021, which was [  ] and the shares issuable upon exercise of options, warrants exercisable, preferred stock and debt convertible on or within 60 days of April 15, 2021. The number of common shares outstanding used in computing the percentages is 478,638,436.

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

(6) Elana Zacharin has voting and dispositive control over the shares held of record by Rakefet LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2020, we incurred approximately $13,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	2020	2019
Audit Fees	$13,500	$13,500
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$13,500	$13,500

The following exhibits are filed as part of this report:

No.	Description
3.1	Articles of Organization (previously filed with Form S-1 on June 20, 2017)
3.2	Notice of Conversion (previously filed with Form S-1 on June 20, 2017)
3.3	Articles of Incorporation (previously filed with Form S-1 on June 20, 2017)
3.4	Bylaws (previously filed with Form S-1 on June 20, 2017)
3.5	The Greater Cannabis Company, LLC Reinstatement State of Florida dated January 12, 2017 (previously filed with Form S-1 on June 20, 2017)
3.6	Articles of Organization GCC Investment Holdings, LLC dated July 20, 2017 (previously filed on Amendment No. 2 to Form S-1 on August 8, 2017)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on June 20, 2017)
5.1	Legal Opinion of John T. Root, Jr.
10.1	Anti-Dilution Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated as of February 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.2	Licensing Agreement with Artemis Technologies (previously filed with Form S-1 on June 20, 2017)
10.3	Valvasone Trust Consulting Agreement dated as of December 24, 2016 (previously filed with Form S-1 on June 20, 2017)
10.4	Asset Acquisition Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated April 21, 2017 (previously filed with Form S-1 on June 20, 2017)
10.5	Collateral Agreement with SLMI Energy Holdings, LLC and Sylios Corp dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.6	Resale Certificate (previously filed with Form S-1 on June 20, 2017)
10.7	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of August 12, 2014 (previously filed with Form S-1 on June 20, 2017)
10.8	Board of Directors Services Agreement with Jimmy Wayne Anderson dated as of March 10, 2017 (previously filed with Form S-1 on June 20, 2017)
10.9	Promissory Note between The Greater Cannabis Company, Inc. and Expert Witness Locators dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.10	Promissory Note between The Greater Cannabis Company, Inc. and John T. Root, Jr. dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.11	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of March 31, 2017 (previously filed with Form S-1 on June 20, 2017)
10.12	Registration Rights Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.13	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.14	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)

10.15	Escrow Agreement among The Greater Cannabis Company, Inc., Emet Capital Partners, LLC and Grushko & Mittman, P.C., as escrow agent, dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.16	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.17	Advisory Agreement between The Greater Cannabis Company, Inc. and MCAP, LLC dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.18	Convertible Promissory Note and Warrant Coverage between The Greater Cannabis Company, Inc. and Xeraflop Technologies, Inc. dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.19	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.20	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.21	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.22	Waiver between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of January 9, 2018 (previously filed on Form 8-K on April 2, 2018)
10.23	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of January 9, 2018 (previously filed on Form 8-K on April 2, 2018)
10.24	Allonge made by The Greater Cannabis Company, Inc. to Emet Capital Partners, LLC dated March 28, 2018 (previously filed on Form 10-K on April 17, 2018)
10.25	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of March 28, 2018 (previously filed on Form 10-K on April 17, 2018)
10.26	Emet Exchange Agreement dated February 14, 2019 (previously filed on Form 8-K on February 15, 2019)
10.28	Eagle Convertible Note dated February 12, 2019 (previously filed on Form 8-K on February 15, 2019)
10.30	Eagle Securities Purchase Agreement dated February 12, 2019 (previously filed on Form 8-K on February 15, 2019)
10.31	Emet Certificate of Designation dated February 14, 2019 (previously filed on Form 8-K on February 15, 2019)
10.32	GW Note dated January 27, 2020 (previously filed on Form 8-K on February 3, 2020)
10.33	GW Securities Purchase Agreement dated January 27, 2020 (previously filed on Form 8-K on February 3, 2020)
10.34	FF Note dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
10.35	FF Registration Rights Agreement dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
10.36	FF Securities Purchase Agreement dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
10.37	FF Warrant Agreement A dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
10.38	FF Warrant Agreement B dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
10.39	FF Warrant Agreement C dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on June 20, 2017)
21.1	Articles of Organization GCC Superstore, LLC (previously filed with Form S-1 on June 20, 2017)
23.1	Consent of John T. Root, Jr. (Please see Exhibit 5.1 Legal Opinion of John T. Root, Jr.) (previously filed with Amendment No. 3 to Form S-1 on August 25, 2017)
Graphic	Corporate logo- GCC (previously filed with Form S-1 on June 20, 2017)
Graphic	Corporate logo GCC Superstore (previously filed with Form S-1 on June 20, 2017)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

++ To be filed by subsequent amendment.

XBRL Exhibits will be filed by subsequent amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Signatures	Title	Date

/s/ Aitan Zacharin	President (Principal Executive Officer), Acting Chief Financial Officer	March 26, 2021
(Principal Accounting Officer) and Chairman of the Board of Directors

