Form 10-Q
period 2021-03-31
Greater Cannabis Company, Inc.
filed 2021-05-17
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 478,638,436 shares of common stock as of May 14, 2021.

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

3

THE GREATER CANNABIS COMPANY, INC.

MARCH 31, 2021

FORM 10-Q

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$316,722	$112,953
Note receivable	36,750	36,750
Prepaid officer compensation	-	10,000
Total current assets	353,472	159,703

OTHER ASSETS
Right of first refusal agreement cost (less accumulated amortization of $5,833 and $4,583)	19,167	20,417

Total assets	$372,639	$180,120

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$4,493	$6,743
Accrued interest	705	849
Accrued officers’ compensation	183,000	152,000
Loans payable to related parties	260,000	260,000
Notes payable to third parties (less debt discounts of $260,422 and $0, respectively)	12,453	22,875
Derivative liability	260,905	17,441
Total current liabilities and total liabilities	721,556	459,908

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 19,000,000 shares authorized, $.001 par value: Series A Convertible Preferred-issued and outstanding 9,411,998 and 9,411,998 shares, respectively	9,412	9,412
Common stock; 2,000,000,000 shares authorized, $.001 par value, as of March 31, 2021 and December 31, 2020, there are 478,638,436 and 464,843,318 shares outstanding, respectively	478,639	464,843
Additional paid-in capital	2,608,093	2,576,365
Accumulated deficit	(3,445,061)	(3,330,408)

Total stockholders’ (deficiency)	(348,917)	(279,788)
Total liabilities and stockholders’ (deficiency)	$372,639	$180,120

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2021 and 2020 (Unaudited)

	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$-	$-
Consulting fees	-	-
Total revenue	-	-

Cost of product sales	-	-
Gross profit (loss)	-	-

Operating Expenses:
Officers compensation	51,000	51,000
Amortization of Right of First Refusal Agreement cost	1,250	833
Other operating expenses	33,982	36,264
Total operating expenses	86,232	88,097

Income (loss) from operations	(86,232)	(88,097)

Other income (expenses):
Income (expense) from derivative liability	6,536	(551,941)
Loss on conversions of notes payable	(22,210)	(228,949)
Interest expense	(669)	(45,509)
Amortization of debt discounts	(12,078)	(297,073)
Total other income (expenses)	(28,421)	(1,123,472)

Income (loss) before provision for income taxes	(114,653)	(1,211,569)
Provision for income taxes	-

Net loss	$(114,653)	$(1,211,569)

Basic and diluted income (loss) per common share	$(.00)	$(.03)
Weighted average common shares outstanding-basic and diluted	477,746,352	46,959,776

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Three Months Ended March 31, 2021 and 2020

Unaudited

	Series A Preferred				Additional
	stock		Common Stock		Paid in	Accumulated
For the three months ended	Shares	Amount	Shares	Amount	Capital	Deficit	Total
March 31, 2020:
Balances at December 31, 2019	9,411,998	$9,412	39,301,323	$39,301	$783,891	$(2,379,238)	$(1,546,634)
Conversions of notes payable ($165,350) and accrued interest ($11,793) into 21,484,688 shares of common stock (Fair Value of $ 406,093) for the three months ended March 31, 2020			21,484,688	21,485	384,608		406,093
Net loss for the three months ended March 31, 2020						(1,211,569)	(1,211,569)
Balances at March 31, 2020	9,411,998	$9,412	60,786,011	$60,786	$1,168,499	$(3,590,807)	$(2,352,110)

For the three months ended March 31, 2021:

Balances at December 31, 2020	9,411,998	$9,412	464,843,318	$464,843	$2,576,365	$(3,330,408)	$(279,788)
Conversion of note payable ($22,500) and accrued interest ($814) into 13,795,118 shares of common stock (Fair Value of $ 45,524) for the three months ended March 31, 2021			13,795,118	13,796	31,728		45,524
Net loss for the three months ended March 31, 2021						(114,653)	(114,653)
Balances at March 31, 2021	9,411,998	$9,412	478,638,436	$478,639	$2,608,093	$(3,445,061)	$(348,917)

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2021 and 2020 (Unaudited)

	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(114,653)	$(1,211,569)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Loss on conversions of notes payable and accrued interest to common stock	22,210	228,949
(Income) expense from derivative liability	(6,536)	551,941
Amortization of Right of First Refusal Agreement cost	1,250	833
Amortization of debt discounts	12,078	297,073
Changes in operating assets and liabilities:
Prepaid officer compensation	10,000
Accounts payable	(2,250)	(12,750)
Accrued interest	670	18,508
Accrued officers’ compensation	31,000	(4,000)
Net cash used in operating activities	(46,231)	(131,015)

INVESTING ACTIVITIES
Purchase of Right of First Refusal Agreement	-	(25,000)
Net cash used in investing activities	-	(25,000)

FINANCING ACTIVITIES
Proceeds from notes payable to third parties	250,000	426,667
Net cash provided by financing activities	250,000	426,667

NET INCREASE (DECREASE) IN CASH	203,769	270,652

CASH BALANCE, BEGINNING OF PERIOD	112,953	24,662

CASH BALANCE, END OF PERIOD	$316,722	$295,314

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-
Non-cash Investing and Financing Activities:
Initial derivative liability charged to debt discounts	$250,000	$426,667
Conversions of notes payable ($165,350) and accrued interest ($11,793) into 21,484,688 shares of common stock (Fair Value of $ 406,093) for the three months ended March 31, 2020	$-	$406,093
Conversion of note payable ($22,500) and accrued interest ($814) into 13,795,118 shares of common stock (Fair Value of $45,524) for the three months ended March 31, 2021	$45,524	$-

The accompanying notes are an integral part of these consolidated financial statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

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

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The interim financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the three ended March 31, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021.

Certain information and finance disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2020 as included in our report on Form 10-K.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2021, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the Three Months Ended March 31, 2021 and 2020

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

For the Three Months Ended March 31, 2021 and 2020

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

For the Three Months Ended March 31, 2021 and 2020

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

For the Three Months Ended March 31, 2021 and 2020

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

For the Three Months Ended March 31, 2021 and 2020

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of March 31, 2021, the Company had cash of $316,722, total current liabilities of $721,556 and negative working capital of $368,084. For the three months ended March 31, 2021, we incurred a net loss of $114,653 and used $46,231 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through May 2022.

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

NOTE C – NOTE RECEIVABLE

On June 10, 2020, in anticipation of developing a CBD business with Koltuv Ventures, LLC (the “Borrower”) (see Note D), the Company agreed to lend the Borrower USD $50,000 to be repaid either (a) out of available cash as soon as practicable, including from sales of Bob Ross cosmetic products, or (b) on the date that is 18 months from the date thereof, whichever is earlier (the “Maturity Date”). The Loan shall not bear interest except to the extent that any part of the Loan remains outstanding as at the Maturity Date, in which case the following sentence applies. From the date after the Maturity Date and onward, the outstanding principal amount of the Loan shall bear interest at a rate of 2% per annum. Any payment of cash to be made by Borrower to Lender shall be applied first to outstanding principal and second to any accrued, but unpaid, interest. As of March 31, 2021, the balance of the note was $36,750.

NOTE D – RIGHT OF FIRST REFUSAL AGREEMENT

On January 30, 2020, the Company executed a Right of First Refusal Agreement with an entity engaged in the business of cosmetics, health, and well-being (“KTV”). The Agreement provided for the Company to pay KTV $25,000 on January 30, 2020 (which was paid January 30, 2020) and to make other investments in opportunities to be pursued by KTV and/or payments to KTV to enable KTV to pursue and secure Cannabidiol (“CBD”) opportunities. The Agreement provides the Company an exclusive right of first refusal to participate in all CBD opportunities to be pursued by KTV for a term of five years. The $25,000 cost for this Agreement is being amortized over the five year term of the Agreement.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

NOTE E - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	March 31, 2021	December 31, 2020

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$260,000	$260,000

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

NOTE F - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	March 31, 2021	December 31, 2020

Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	$375	$375
Convertible Promissory Note dated February 12, 2019 payable to Eagle Equities, LLC (“Eagle”), interest at 6%, due February 12, 2020 (i)	-	22,500
Convertible Promissory Note dated March 15, 2021 payable to FirstFire Global Opportunities Fund, LLC (“FF”), interest at 6%, due March 11, 2022-less unamortized debt discount of $ 260,422 and $ 0, respectively. (ii)	12,078	-
Total	$12,453	$22,875

(i)	On February 12, 2019, (the “Issue Date”) the Company issued a 6% Convertible Redeemable Note to Eagle Equities, LLC (“Eagle”), having a principal amount of $1,200,000 of which $96,000 constituted an original issue discount (the “Eagle Note”). In connection with the Eagle Note, the Company and Eagle entered into a Securities Purchase Agreement. Eagle was to fund the $ 1,104,000 purchase price of the Eagle Note in tranches. The first tranche of $ 250,000 was received by the Company on February 13, 2019. The second tranche of $ 166,500 was received by the Company on January 17, 2020, the third tranche of $ 93,666 was received by the Company on February 12, 2020, and the fourth tranche of $ 42,500 was received by the Company on June 3, 2020. The loans were repayable one year from their respective funding dates and were convertible at the option of Eagle at a conversion price equal to 65% of the lowest closing price of the Company’s common stock for the preceding 15 trading days prior to the conversion date. On January 6, 2021, the balance of the Eagle Note was reduced to $ 0.

(ii)	On March 15, 2021, we issued a 6% Convertible Promissory Note to FirstFire Global Opportunities Fund, LLC (“FF”), having a principal amount of $545,000 and an initial tranche principal amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note”). In connection with the FF Note, we and FF entered into a registration rights agreement, three warrant agreements and a securities purchase agreement. The FF Note will mature on March 11, 2022. The FF Note may be pre-paid in whole or in part by paying FF the following premiums:

PREPAY DATE	PREPAY AMOUNT
≤ 30 days	105% * (Principal + Interest (“P+I”)
31- 60 days	110% * (P+I)
61-90 days	115% * (P+I)
91-120 days	120% * (P+I)
121-150 days	125% * (P+I)
151-180 days	130% * (P+I)

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

NOTE F - NOTES PAYABLE TO THIRD PARTIES (continued)

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

NOTE G - DERIVATIVE LIABILITY

The derivative liability consists of:

	March 31, 2021	December 31, 2020
Convertible Promissory Note dated February 12, 2019 payable to Eagle Equities, LLC. Please see NOTE F – NOTES PAYABLE TO THIRD PARTIES for further information (i): Due February 12, 2020	$-	$17,441
Convertible Promissory Note dated March 15, 2021 payable to FirstFire Global Opportunities Fund, LLC, See Note F (ii)
Due March 11, 2022	260,905	-
Total derivative liability	$260,905	$17,441

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

NOTE G - DERIVATIVE LIABILITY (continued)

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

Assumptions used for the calculation of the derivative liability of the Notes at March 31, 2021 were (1) stock price of $.011 per share, (2) conversion price of $.0071 per share, (3) term of 345 days, (4) expected volatility of 142.94%, and (5) risk free interest rate of .07%.

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

On October 18, 2019, the Company entered into two Exchange Agreements with Emet Capital Partners, LLC (“Emet”). The first Exchange Agreement provided for the exchange of three outstanding convertible notes payable to Emet with a total remaining principal balance of $20,399 and a total accrued interest balance of $5,189 for three new convertible notes payable to Emet in the total amount of $25,587. The new notes bore interest at 6%, were due on February 12, 2020 and were convertible into common stock at a conversion price equal to 75% of the lowest Trading Price during the 15 Trading Day Period prior to the Conversion Date. The second Exchange Agreement provided for the reversal of the February 14, 2019 exchange agreement pursuant to which certain warrants then held by Emet were exchanged for 9,000,000 shares of Series B Convertible Preferred Stock and the exchange of such warrants for four new convertible notes payable to Emet in the total amount of $675,000. These new notes bore interest at 2%, were due on October 18, 2020 and were convertible into common stock at a conversion price equal to 75% of the lowest Trading Price during the 15 Trading Day Period prior to the Conversion Date. On May 26, 2020, the Company satisfied the 7 convertible notes payable to Emet in connection with a Surrender Agreement.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

NOTE H - CAPITAL STOCK AND WARRANTS (continued)

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

On January 6, 2021, we issued 13,795,118 shares of our common stock pursuant to a conversion of $22,500 in principal and $814 in interest under an outstanding convertible note. The $ 22,210 excess of the $ 45,524 fair value of the 13,795,118 shares of common stock over the $23,314 liability reduction was charged to Loss on Conversions of Notes payable.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

NOTE H - CAPITAL STOCK AND WARRANTS (continued)

Warrants

On March 11, 2021, in connection with the issuance of a Convertible Promissory Note to FirstFire Global Opportunities Fund, LLC (“FF”) (see Note F), we issued three warrants (Warrant A, Warrant B and Warrant C) to purchase shares of our common stock, as follows:

Warrant A permits FF to purchase 25,000,000 shares of common stock at an exercise price of $0.025 per share through September 11, 2022.

Warrant B permits FF to purchase 15,000,000 shares of common stock at an exercise price of $0.05 per share through September 11, 2022.

Warrant C permits FF to purchase 10,000,000 shares of common stock at an exercise price of $0.075 per share. through September 11, 2022.

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

NOTE I - INCOME TAXES

The Company and its United States subsidiaries file consolidated Federal income tax returns. Green C Corporation, its Ontario Canada subsidiary, files Canada and Ontario income tax returns.

At March 31, 2021 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is not more likely than not that the benefits will be realized. If there are significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

All tax years of the Company and its United States subsidiaries remain subject to examination by the Internal Revenue Service.

NOTE J - COMMITMENTS AND CONTINGENCIES

Pharmedica Exclusive License Agreement

On June 21, 2018, Green C executed an Exclusive License Agreement with Pharmedica, Ltd. (“Pharmedica”), an Israeli company, to exploit certain Pharmedica intellectual property for the development and distribution of a certain Licensed Product involved in the transmucosal delivery of medicinal or recreational cannabis. The agreement provided for Green C payments to Pharmedica of a $100,000 license fee (which was paid by 2591028 Ontario Limited, an entity affiliated with Green C’s Chief Executive Officer, on June 26, 2018) and annual royalties at a rate of 5% of the Net Sales of the Licensed Product subject to a Minimum Annual Royalty of $50,000. The agreement also provided for certain milestones to be accomplished by Green C in order for Green C to retain the license.

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

For the Three Months Ended March 31, 2021 and 2020

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

Service Agreements

On July 31, 2018, the Company executed Services Agreements with its newly appointed Chief Executive Officer (the “CEO”) and its newly appointed Chief Legal Officer (the “CLO”), for terms of five years. The Agreements provide for a monthly base salary of $10,000 for the CEO and a monthly base salary of $7,000 for the CLO. For the three months ended March 31, 2021 and 2020, the Company expensed a total of $51,000 and $51,000, respectively, as officer compensation pursuant to these agreements.

Registration Rights Agreement

On March 11, 2021, we entered into a registration rights agreement pursuant to which we agreed to prepare and file with the SEC a registration statement or registration statements (as is necessary) covering the resale of all of the shares of common stock into which the FF Note is convertible and the shares to be received upon the exercise of the warrants. The registration statement also covers such indeterminate number of additional shares of securities as may become issuable upon stock splits, stock dividends or similar transactions. We agreed to use our best efforts to have the registration statement filed with the SEC within thirty (30) days following the closing date. The registration statement on Form S-1 was filed with the SEC on May 7, 2021 but has not yet been declared effective by the SEC.

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

Results of operations

For the three months ended March 31, 2021, the Company generated $0 sales compared to $0 in the same period of 2020.

For the three months ended March 31, 2021, our cost of sales was $0 compared to $0 in the same period of 2020.

Our operating expenses in the three months ended March 31, 2021 amounted to $86,232 as compared to $88,097 for the same period of 2020.

Our net loss for the three months ended March 31, 2021, was $114,653 as compared to the net loss of $1,211,569 during the same period of 2020.

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

Liquidity and Capital Resources

We had $316,722 cash at March 31, 2021, compared to $112,953 at December 31, 2020.

At March 31, 2021, we had $272,875 in principal amount of outstanding notes to third parties compared to $22,875 at December 31, 2020.

The proceeds from loans and convertible debentures as well as cash on hand is being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the three months ended March 31, 2021 and 2020.

	March 31, 2021	March 31, 2020
Net cash used in operating activities	$(46,231)	$(131,015)
Net cash used in investing activities	-	(25,000)
Net cash provided by financing activities	250,000	426,667
Net increase in cash	$203,769	270,652

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

Changes in Internal Controls

During the quarter ended March 31, 2021, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We are authorized to issue up to 2,000,000,000 shares of common stock, of which ??? shares of common stock are issued and outstanding as of the date hereof. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

The Company has also filed a registration statement on Form S-1 to register the shares of common stock issuable upon the conversion of the FF Note by FF.

FF has the right beginning on the date which is one hundred eighty (180) days following March 15, 2021 to convert all or any part of the outstanding and unpaid principal amount of the FF Note into fully paid and non-assessable shares of our common stock at the conversion price (the “Conversion Price”). The Conversion Price shall be, equal to 70% of the average closing price of our common stock for the five prior trading days prior to the date that a registration statement in respect of the shares into which is the FF Note is convertible is declared effective. The FF Note contains other customary terms found in like instruments for conversion price adjustments. As a result of these transactions, shareholders of the Company may experience substantial dilution.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 or in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Current Report on Form 8-K. Please see NOTE H - ISSUANCES OF CAPITAL STOCK for further information.

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

Signatures	Title	Date

/s/ Aitan Zacharin	President (Principal Executive Officer), Acting Chief Financial Officer	May 17, 2021
(Principal Accounting Officer) and Chairman of the Board of Directors

