Form 10-Q
period 2021-06-30
Greater Cannabis Company, Inc.
filed 2021-08-18
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2021

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

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

N/A

(Former name or former address if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 493,638,436 shares of common stock as of August 16, 2021.

2

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue, “and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and out Registration Statement on Form S-1 (File No. 333-255872), that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	the long-term effects of the COVID-19 pandemic on our business;

●	the limited operating history with our current business;

●	significant losses incurred to date and “going concern” explanatory paragraph in our auditor’s report;

●	the need for substantial additional financing to become commercially viable;

●	dependence upon the successful development, commercial launch and acceptance of our planned products and in the successful license of our technology;

●	effectiveness of the Company’s marketing strategy;

●	the scope of intellectual property protection we can achieve;

●	our dependence on third party manufacturing;

●	competition; and

●	our reliance on key members of management.

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

As used in this quarterly report, “GCAN,” the “Company,” “we,” “us,” or “our” refer to The Greater Cannabis Company, Inc. and its subsidiary, unless otherwise indicated.

3

THE GREATER CANNABIS COMPANY, INC.

JUNE 30, 2021

FORM 10-Q

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$528,930	$112,953
Note receivable	36,750	36,750
Prepaid officer compensation	-	10,000
Total current assets	565,680	159,703

OTHER ASSETS
Right of first refusal agreement cost (less accumulated amortization of $7,083 and $4,583)	17,917	20,417

Total assets	$583,597	$180,120

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$1,925	$6,743
Accrued interest	4,830	849
Accrued officers’ compensation	209,000	152,000
Loans payable to related parties	260,000	260,000
Notes payable to third parties (less debt discounts of $325,223 and $0, respectively)	194,294	22,875
Derivative liability	-	17,441
Total current liabilities and total liabilities	670,049	459,908

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 19,000,000 shares authorized, $.001 par value: Series A Convertible Preferred-issued and outstanding 9,411,998 and 9,411,998 shares, respectively	9,412	9,412
Common stock; 2,000,000,000 shares authorized, $.001 par value, as of June 30, 2021 and December 31, 2020, there are 478,638,436 and 464,843,318 shares outstanding, respectively	483,639	464,843
Additional paid-in capital	2,904,522	2,576,365
Accumulated deficit	(3,484,025)	(3,330,408)

Total stockholders’ (deficiency)	(86,452)	(279,788)
Total liabilities and stockholders’ (deficiency)	$583,597	$180,120

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2021 and 2020 (Unaudited)

	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$12,630	$48,044
Total revenue	12,630	48,044

Cost of product sales	12,655	48,090
Gross profit (loss)	(25)	(46)

Operating Expenses:
Officers compensation	102,000	102,000
Amortization of Right of First Refusal Agreement cost	2,500	2,083
Other operating expenses	44,181	65,871
Total operating expenses	148,681	169,954

Income (loss) from operations	(148,706)	(170,000)

Other income (expenses):
Income (expense) from derivative liability	407,370	695,845
Loss on conversions/issuances of notes payable	(326,718)	(361,787)
Gain from Surrender Agreement with Emet Capital Partners, LLC	-	472,170
Interest expense	(4,794)	(53,475)
Amortization of debt discounts	(80,769)	(691,873)
Total other income (expenses)	(4,911)	60,880

Loss before provision for income taxes	(153,617)	(109,120)
Provision for income taxes	-

Net loss	$(153,617)	$(109,120)

Basic and diluted income (loss) per common share	$(.00)	$(.00)
Weighted average common shares outstanding-basic and diluted	478,192,394	59,937,084

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2021 and 2020 (Unaudited)

	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$12,630	$48,044
Total revenue	12,630	48,044

Cost of product sales	12,655	48,090
Gross profit (loss)	(25)	(46)

Operating Expenses:
Officers compensation	51,000	51,000
Amortization of Right of First Refusal Agreement cost	1,250	1,250
Other operating expenses	10,199	29,607
Total operating expenses	62,449	81,857

Income (loss) from operations	(62,474)	(81,903)

Other income (expenses):
Income (expense) from derivative liability	400,834	1,247,786
Loss on conversions/issuances of notes payable	(304,508)	(132,838)
Gain from Surrender Agreement with Emet Capital Partners, LLC	-	472,170
Interest expense	(4,125)	(7,966)
Amortization of debt discounts	(68,691)	(394,800)
Total other income (expenses)	23,510	1,184,352

Income (loss) before provision for income taxes	(38,964)	1,102,449
Provision for income taxes	-

Net income (loss)	$(38,964)	$1,102,449

Basic and diluted income (loss) per common share	$(.00)	$.01
Weighted average common shares outstanding-basic and diluted	478,638,436	75,447,161

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Six and Three Months Ended June 30, 2021 and 2020

Unaudited

	Series A Preferred				Additional
	stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
For the six months ended June 30, 2020:

Balances at December 31, 2019	9,411,998	$9,412	39,301,323	$39,301	$783,891	$(2,379,238)	$(1,546,634)
Conversions of notes payable ($165,350) and accrued interest ($11,793) into 21,484,688 shares of common stock (Fair Value of $ 406,093) for the three months ended March 31, 2020			21,484,688	21,485	384,608		406,093
Net loss for the three months ended March 31, 2020		-		-	-	(1,211,569)	(1,211,569)
Balances at March 31, 2020	9,411,998	$9,412	60,786,011	$60,786	$1,168,499	$(3,590,807)	$(2,352,110)
Net income for the three months ended June 30, 2020		-		-	-	1,102,449	1,102,449
Balances at June 30, 2020	9,411,998	$9,412	60,786,011	$60,786	$1,168,499	$(2,488,358)	$(1,249,661)

For the six months ended June 30, 2021:

Balances at December 31, 2020	9,411,998	$9,412	464,843,318	$464,843	$2,576,365	$(3,330,408)	$(279,788)
Conversion of note payable ($22,500) and accrued interest ($814) into 13,795,118 shares of common stock (Fair Value of $ 45,524) for the three months ended March 31, 2021			13,795,118	13,796	31,728		45,524
Net loss for the three months ended March 31, 2021		-		-	-	(114,653)	(114,653)
Balances at March 31, 2021	9,411,998	$9,412	478,638,436	$478,639	$2,608,093	$(3,445,061)	$(348,917)
Conversion of FirstFire note				5,000	34,000		39,000
Valuation of warrants					262,429		262,429
Net loss for the three months ended June 30, 2021		-		-	-	(38,964)	(38,964)
Balances at June 30, 2021	9,411,998	$9,412	478,638,436	$483,639	$2,904,522	$(3,484,025)	$(86,452)

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(153,617)	$(109,120)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Loss on conversion of notes payable and accrued interest to common stock	326,718	361,787
Gain from Surrender Agreement with Emet Capital Partners, LLC	-	(472,170)
(Income) expense from derivative liability	(407,370)	(695,845)
Amortization of Right of First Refusal Agreement cost	2,500	2,083
Amortization of debt discounts	80,769	691,873
Changes in operating assets and liabilities:
Prepaid officer compensation	10,000	-
Advance to supplier	-	28,000
Note receivable	-	(23,575)
Accounts payable	(4,818)	(9,341)
Accrued interest	4,795	26,473
Accrued salaries	57,000	17,000
Advance from customer	-	(27,977)
Net cash used in operating activities	(84,023)	(210,812)

INVESTING ACTIVITIES
Purchase of Right of First Refusal Agreement	-	(25,000)
Net cash used in investing activities	-	(25,000)

FINANCING ACTIVITIES
Amount paid in connection with Surrender Agreement with Emet Capital Partners, LLC	-	(70,000)
Proceeds from notes payable to third parties	500,000	509,668
Net cash provided by financing activities	500,000	439,668

NET INCREASE IN CASH	415,977	203,856

CASH BALANCE, BEGINNING OF PERIOD	112,953	24,662

CASH BALANCE, END OF PERIOD	$528,930	$228,518

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-
Non-cash Investing and Financing Activities:
Initial derivative liability charged to debt discounts	$500,000	$-
Issuances of warrants	$296,428	$-
Conversion of note payable ($22,500) and accrued interest ($814) into 13,795,118 shares of common stock (Fair Value of $45,524) for the Six months ended June 30, 2021	$45,524	$-

The accompanying notes are an integral part of these consolidated financial statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The interim financial statements as of June 30, 2021 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the six and three months ended June 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of June 30, 2021, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured using level three inputs on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. Except for derivative liabilities, we had no financial assets or liabilities carried and measured on a recurring or nonrecurring basis during the reporting periods. (see Note-G)

Derivative Liabilities

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

The Company in the current period has updated for ASU 2018-07 as it was effective in 2019. The Company is evaluating the impact of the new ASU, however, it is not expected to have a material impact on the financial statements.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition:

The Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) on January 1, 2018. In accordance with ASC 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services, in accordance with the following five-step process:

●	Identify the contract(s) with a customer
●	Identify the performance obligations
●	Determine the transaction price
●	Allocate the transaction price
●	Recognize revenue when the performance obligations are met

For the periods presented prior to the adoption of ASC 606, revenues from long-term construction contracts were recognized in accordance with ASC Topic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.”

The Company recognizes construction contract revenue over time using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. Cost of revenue includes an allocation of depreciation, amortization and general overhead cost. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined.

The Company generally provides limited warranties for work performed under its construction contracts with periods typically extending for a limited duration following substantial completion of the Company’s work on a project.

The Company classifies construction-related receivables and payables that may be settled in periods exceeding one year from the balance sheet date, if any, as current assets and liabilities consistent with the length of time of its project operating cycle. For example:

●	Contract assets represent costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset.
●	Contract liabilities represent billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date and are classified as a current liability.

Contract liabilities result when either: 1) costs are incurred related to certain claims and unapproved change orders, or 2) the appropriate contract revenue amount has been recognized in accordance with the percentage-of-completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when there is a dispute regarding only the price associated with a change in scope of work. For both claims and unapproved change orders, the Company recognizes revenue, but not profit, when it is determined that recovery of incurred cost is probable and the amounts can be reliably estimated.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of June 30, 2021, the Company had cash of $528,930, total current liabilities of $670,049 and negative working capital of $104,369. For the six months ended June 30, 2021, we incurred a net loss of $153,617 and used $84,023 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through August 2022.

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

NOTE C – NOTE RECEIVABLE

On June 10, 2020, in anticipation of developing a CBD business with Koltuv Ventures, LLC (the “Borrower”) (see Note D), the Company agreed to lend the Borrower USD $50,000 to be repaid either (a) out of available cash as soon as practicable, including from sales of Bob Ross cosmetic products, or (b) on the date that is 18 months from the date thereof, whichever is earlier (the “Maturity Date”). The Loan shall not bear interest except to the extent that any part of the Loan remains outstanding as at the Maturity Date, in which case the following sentence applies. From the date after the Maturity Date and onward, the outstanding principal amount of the Loan shall bear interest at a rate of 2% per annum. Any payment of cash to be made by Borrower to Lender shall be applied first to outstanding principal and second to any accrued, but unpaid, interest. As of June 30, 2021, the balance of the note was $36,750.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE E - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	June 30, 2021	December 31, 2020

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$260,000	$260,000

Pursuant to loan and contribution agreements dated July 31, 2018, the above loans are non-interest bearing and are to be repaid after the Company raises from investors no less than $1,500,000 or generates sufficient revenue to make repayments (each, a “Replacement Event”). If the First Replacement Event does not occur within 18 months from July 31, 2018, the loans are to be repaid immediately. In the event there is insufficient capital to repay the loan, the lenders have the option to convert all or part of the loans into shares at the Company common stock at the average trading price of the 10 days prior to the date of the conversion request. These loans were extended during the period for an additional 24 months.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE F - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	June 30, 2021	December 31, 2020

Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	$375	$375
Convertible Promissory Note dated February 12, 2019 payable to Eagle Equities, LLC (“Eagle”), interest at 6%, due February 12, 2020 (i)	-	22,500
Convertible Promissory Note dated March 15, 2021 payable to FirstFire Global Opportunities Fund, LLC (“FF”), interest at 6%, due March 11, 2022-less unamortized debt discount of $ 464,231 and $ 0, respectively. (ii)	193,919	-
Total	$194,294	$22,875

(i)	On February 12, 2019, (the “Issue Date”) the Company issued a 6% Convertible Redeemable Note to Eagle Equities, LLC (“Eagle”), having a principal amount of $1,200,000 of which $96,000 constituted an original issue discount (the “Eagle Note”). In connection with the Eagle Note, the Company and Eagle entered into a Securities Purchase Agreement. Eagle was to fund the $ 1,104,000 purchase price of the Eagle Note in tranches. The first tranche of $ 250,000 was received by the Company on February 13, 2019. The second tranche of $ 166,500 was received by the Company on January 17, 2020, the third tranche of $ 93,666 was received by the Company on February 12, 2020, and the fourth tranche of $ 42,500 was received by the Company on June 3, 2020. The loans were repayable one year from their respective funding dates and were convertible at the option of Eagle at a conversion price equal to 65% of the lowest closing price of the Company’s common stock for the preceding 15 trading days prior to the conversion date. On January 6, 2021, the balance of the Eagle Note was reduced to $ 0.

(ii)	On March 15, 2021, we issued a 6% Convertible Promissory Note to FirstFire Global Opportunities Fund, LLC (“FF”), having a principal amount of $545,000 and an initial tranche principal amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note”). In connection with the FF Note, we and FF entered into a registration rights agreement, three warrant agreements and a securities purchase agreement. On June 30, 2021, we issued the final tranche principle amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note). The FF Note will mature on March 11, 2022. The FF Note may be pre-paid in whole or in part by paying FF the following premiums:

PREPAY DATE	PREPAY AMOUNT
≤ 30 days	105% * (Principal + Interest (“P+I”)
31- 60 days	110% * (P+I)
61-90 days	115% * (P+I)
91-120 days	120% * (P+I)
121-150 days	125% * (P+I)
151-180 days	130% * (P+I)

THE GREATER CANNABIS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE F - NOTES PAYABLE TO THIRD PARTIES (continued)

Any amount of principal or interest on the FF Note, which is not paid when due shall bear interest at the rate of twenty-four (24%) per annum from the due date thereof until the same is paid (“Default Interest”). FF has the right beginning on the date which is the earlier of (i) the date the Registration Statement (as defined below) covering the shares issuable upon conversion of the FFG Notes is declared effective by the Securities and Exchange Commission (the “SEC”) or (ii) one hundred eighty (180) days following the Issue Date to convert all or any part of the outstanding and unpaid principal amount of the FF Note into fully paid and non-assessable shares of our common stock at the conversion price (the “Conversion Price”). The Conversion Price shall be, equal to 70% of the average closing price of our common stock for the five prior trading days prior to the date that a registration statement in respect of the shares into which is the FF Note is convertible is declared effective. The FF Note contains other customary terms found in like instruments for conversion price adjustments. In the case of an Event of Default (as defined in the Note), the FF Note shall become immediately due and payable in an amount (the “Default Amount”) equal to the principal amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by one hundred twenty-five percent (125%) and interest shall accrue at the rate of Default Interest. Certain events of default will result in further penalties.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE G - DERIVATIVE LIABILITY

The derivative liability consists of:

	June 30, 2021	December 31, 2020
Convertible Promissory Note dated February 12, 2019 payable to Eagle Equities, LLC. Please see NOTE F – NOTES PAYABLE TO THIRD PARTIES for further information (i): Due February 12, 2020	$-	$17,441
Convertible Promissory Note dated March 15, 2021 and June 30, 2021 payable to FirstFire Global Opportunities Fund, LLC, See Note F (ii) Due March 11, 2022	-	-
Total derivative liability	$-	$17,441

THE GREATER CANNABIS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE G - DERIVATIVE LIABILITY (continued)

The Convertible Promissory Notes (the “Notes”) contain a variable conversion feature based on the future trading price of the Company’s common stock. Therefore, the number of shares of common stock issuable upon conversion of the Notes is indeterminate. As of June 30, 2021, the note no longer carries variable conversion features and as such, the derivative was reduced to zero.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the three months ended June 30, 2021, the Company recorded the value of the warrants at $262,429 and the conversion of the second FirstFire note trauche in the amount of $39,000.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At June 30, 2021 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is not more likely than not that the benefits will be realized. If there are significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Service Agreements

On July 31, 2018, the Company executed Services Agreements with its newly appointed Chief Executive Officer (the “CEO”) and its newly appointed Chief Legal Officer (the “CLO”), for terms of five years. The Agreements provide for a monthly base salary of $10,000 for the CEO and a monthly base salary of $7,000 for the CLO. For the six months ended June 30, 2021 and 2020, the Company expensed a total of $102,000 and $102,000, respectively, as officer compensation pursuant to these agreements.

Registration Rights Agreement

On March 11, 2021, we entered into a registration rights agreement pursuant to which we agreed to prepare and file with the SEC a registration statement or registration statements (as is necessary) covering the resale- of all of the shares of common stock into which the FF Note is convertible and the shares to be received upon the exercise of the warrants. The registration statement also covers such indeterminate number of additional shares of securities as may become issuable upon stock splits, stock dividends or similar transactions. We agreed to use our best efforts to have the registration statement filed with the SEC within thirty (30) days following the closing date. The registration statement on Form S-1 was filed with the SEC on May 7, 2021 but has not yet been declared effective by the SEC.

A copy of the registration rights agreement is attached as Exhibit 10.2 to our current report on Form 8-K dated March 16, 2021 and the above summary of the registration rights agreement terms is subject to full terms of the registration rights agreement.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE K- SUBSEQUENT EVENTS

On July 21, 2021, GCAN entered into a License Agreement and a Research Agreement, with Shaare Zedek Medical Center in Jerusalem, Israel, pursuant to which GCAN (a) licensed the rights to a Cannabidiol (CBD) formulation developed at Shaare Zedek as a therapeutic for treatment of autism, attention deficit syndrome (ASD) and other neuropsychiatric disorders in children and adolescents; and (b) agreed to sponsor further clinical research at Shaare Zedek with respect to commercialization of the licensed CBD formulation.

On July 15, 2021, FF converted $52,080 in principal and interest under the FF Note into 10,000,000 shares of GCAN common stock, at a conversion price of $0.005208 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Our current business focus is on commercializing our own and licensed technologies worldwide for transmucosal and transdermal delivery of legal medical or recreational cannabis (other than in the field of oral care) and cannabinoids (“CBD”) (collectively, the “Technology”). While part of the cannabis family, CBD, which contains less than 0.3% tetrahydrocannabinol (“THC”), the psychoactive compound that produces the “high” in marijuana, is distinguished from cannabis by its use, physical appearance and lower THC concentration (cannabis generally has a THC level of 10% or more). The Company’s initial product is an oral transmucosal patch platform which provides for loaded actives to be absorbed by the buccal mucosa into the body.

On December 5, 2019, the Company received its first purchase order for 125,000 oral patches employing the Technology, which was filled in the second quarter of 2020. The Company has subsequently received and is negotiating additional orders for the oral patches.

The Company intends to continue to commercialize the Technology by sublicensing or partnering with companies in the legal cannabis and CBD industries to bring the product to market. Potential partners include licensed producers, distributors, processors, consumer product and pharmaceutical companies. The Company intends to focus on the North American market in legal medical and recreational cannabis and CBD segments.

The Company is pursuing additional business opportunities in the CBD space, including in cosmetic, beauty, and health and wellness products. The Company is also seeking to license cannabinoid therapeutic technologies from medical and academic institutions with the intention of advancing those technologies through clinical studies, product development, and commercialization.

On July 21, 2021, GCAN entered into a License Agreement and a Research Agreement, with Shaare Zedek Medical Center in Jerusalem, Israel, pursuant to which GCAN (a) licensed the rights to a CBD formulation developed at Shaare Zedek as a therapeutic for treatment of autism related spectrum disorders (ASD), attention deficit syndrome (ASD), Alzheimer’s disease (AD), Parkinson’s disease (PD) and other neuropsychiatric disorders in children and adolescents; and (b) agreed to sponsor further clinical research at Shaare Zedek with respect to commercialization of the licensed CBD formulation.

Effects of the COVID-19 Pandemic on Our Business

Since March 2020 there has been and there continues to be a significant and growing volatility and uncertainty in the global economy due to the worldwide Covid-19 pandemic affecting all business sectors and industries. ,The fulfillment of our first order of patches was delayed from the first quarter to the second quarter of 2020 due to the COVID-19 shutdowns in the United States. Moreover, our customers and suppliers could be further adversely affected as a result of additional or future quarantines, facility closures and logistics restrictions imposed or which otherwise occur in connection with the pandemic. More broadly, the high degree unemployment resulting from the pandemic could potentially lead to an extended economic downturn, which would likely decrease spending, adversely affect demand for our products and harm our business, results of operations and financial condition. At this time, we cannot accurately predict the long-term effects the COVID-19 pandemic will have on our business.

4

Results of Operations

Six months ended June 30, 2021, as compared to six months ended June 30, 2020

For the six months ended June 30, 2021, the Company generated $12,630 sales, as compared to $48,044 in the 2020 period.

For the six months ended June 30, 2021, our cost of sales was $12,655, as compared to $48,090 in the same period in 2020.

Our operating expenses in the six months ended June 30, 2021 amounted to $148,681, as compared to $169,954 in the 2020 period.

Our net loss for the six months ended June 30, 2021, was $153,617, as compared to a net loss of $109,120 in the same period of 2020.

Three months ended June 30, 2021, as compared to three months ended June 30, 2020

For the three months ended June 30, 2021, the Company generated $12,630 in sales, as compared to $48,044 in the 2020 quarter.

For the three months ended June 30, 2021, our cost of sales was $12,655, as compared to $0 in the same quarter in 2020.

Our operating expenses in the three months ended June 30, 2021 amounted to $12,655, as compared to $48,090 for the 2020 quarter.

Our net loss for the three months ended June 30, 2021, was $38,964, as compared to a net loss of $1,102,449 during the same quarter in 2020.

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

Liquidity and Capital Resources

We had $528,930 cash at June 30, 2021, compared to $112,953 at December 31, 2020.

At June 30, 2021, we had $545,000 in principal amount of outstanding notes to third parties compared to $22,875 at December 31, 2020.

The proceeds from loans and convertible debentures as well as cash on hand is being used to fund the operations of our current operations.

On March 15, 2021, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with FirstFire Global Opportunities Fund, LLC (“FFG”) pursuant to which it issued to FFG an initial 6% convertible note to FFG in the principal amount of $272,500, of which $22,500 constituted an original issue discount. On June 28, 2021, the Company issued a second 6% convertible note to FFG in the principal amount of $272,500, of which $22,500 constituted an original issue discount (the first and second promissory notes being collectively, the “FFG Notes”).

The FFG Notes bear interest at the rate of six percent (6%) per annum, which accrues from the date of funding of and will mature on March 11, 2021. The FFG Notes may be pre-paid in whole or in part by paying FFG the following premiums:

PREPAY DATE	PREPAY AMOUNT
≤ 30 days	105% * (Principal + Interest (“P+I”)
31- 60 days	110% * (P+I)
61-90 days	115% * (P+I)
91-120 days	120% * (P+I)
121-150 days	125% * (P+I)
151-180 days	130% * (P+I)

Any amount of principal or interest on the FFG Notes, which is not paid when due shall bear interest at the rate of twenty-four (24%) per annum from the due date thereof until the same is paid (“Default Interest”).

FFG has the right beginning on The earlier of (i) the date a registration statement covering the shares issuable upon conversion of the FF Note is declared effective by the Securities and Exchange Commission (the “SEC”) or (ii) (one hundred eighty (180) days following the issuance of the first FFG Note, to convert all or any part of the outstanding and unpaid principal amount of the FFG Notes and accrued but unpaid interest thereon into shares of our common stock at a conversion price equal to the lower of $.01 or 70% of the 5-day average prior to the date the registration statement is qualified, $0.0052 per share (the “Conversion Price”). The Conversion Price of the FFG Notes is subject to adjustment for stock splits, stock dividends, recapitalizations or other customary events. In the case of an Event of Default (as defined in the FFG Notes), the FFG Notes shall become immediately due and payable in an amount (the “Default Amount”) equal to the principal amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment, multiplied by one hundred twenty-five percent (125%). and interest shall accrue at the rate of Default Interest. Certain events of default will result in further penalties.

Pursuant to the Securities Purchase Agreement, on March 15, 2021, the Company also issued three warrants to FFG (the “Warrants”) to purchase 25,000,000, 15,000,000 and 10,000,000 shares of our common stock, respectively. The Warrants are exercisable for a period of eighteen (18) months from issuance, at exercise prices of $0.025, $0.05 and $0.075, respectively. The exercise prices are subject to adjustment for stock splits, stock dividends, recapitalizations or other customary events.

On March 15, 2021, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with FFG, pursuant to which it agreed to prepare and file with the SEC registration statement or registration statements (as is necessary) covering the resale of all of the shares of common stock into which the FFG Notes are convertible and the shares issuable upon exercise of the Warrants. The initial registration statement was declared effective by the SEC on June 14, 2021. On June 29, 2021 and July 15, 2021, FFG converted $25,858 and $52,080 in principal and interest under the FFG Notes into 5,000,000 and 10,000,000 shares of our common stock, respectively.

The following table provides detailed information about our net cash flows for the three months ended June 30, 2021 and 2020.

	June 30, 2021	June 30, 2020
Net cash used in operating activities	$(84,023)	$(210,812)
Net cash used in investing activities	-	(25,000)
Net cash provided by financing activities	500,000	439,668
Net increase in cash	$415,977	203,856

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

5

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

Changes in Internal Controls

During the quarter ended June 30, 2021, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

6

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

See the risks in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Registration Statement on Form S-1 (File No. 333-255872).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

7

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE GREATER CANNABIS COMPANY, INC.

August 16, 2021	/s/ Aitan Zacharin
Chief Executive Officer and Chief Financial Officer
(Principal executive, financial and accounting officer).

9