Form 10-Q
period 2021-09-30
Greater Cannabis Company, Inc.
filed 2021-11-15
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 508,638,436 shares of common stock as of November 12, 2021.

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

3

THE GREATER CANNABIS COMPANY, INC.

SEPTEMBER 30, 2021

FORM 10-Q

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$456,358	$112,953
Note receivable	36,750	36,750
Prepaid officer compensation	-	10,000
Total current assets	493,108	159,703

OTHER ASSETS
Right of first refusal agreement cost (less accumulated amortization of $7,083 and $4,583)	16,667	20,417

Total assets	$509,775	$180,120

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$8,442	$6,743
Accrued interest	12,308	849
Accrued officers’ compensation	203,000	152,000
Loans payable to related parties	260,000	260,000
Notes payable to third parties (less debt discounts of $168,681 and $0, respectively)	298,756	22,875
Derivative liability	-	17,441
Total current liabilities and total liabilities	782,506	459,908

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 19,000,000 shares authorized, $.001 par value: Series A Convertible Preferred-issued and outstanding 9,111,998 and 9,411,998 shares, respectively	9,112	9,412
Common stock; 2,000,000,000 shares authorized, $.001 par value, as of September 30, 2021 and December 31, 2020, there are 508,638,436 and 464,843,318 shares outstanding, respectively	508,639	464,843
Additional paid-in capital	2,945,821	2,576,365
Accumulated deficit	(3,736,303)	(3,330,408)

Total stockholders’ (deficiency)	(272,731)	(279,788)
Total liabilities and stockholders’ (deficiency)	$509,775	$180,120

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2021 and 2020 (Unaudited)

	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$12,630	$48,044
Total revenue	12,630	48,044

Cost of product sales	12,655	48,090
Gross profit (loss)	(25)	(46)

Operating Expenses:
Officers compensation	121,000	153,000
Amortization of Right of First Refusal Agreement cost	3,750	3,333
Other operating expenses	98,269	84,546
Total operating expenses	223,019	240,879

Income (loss) from operations	(223,044)	(240,925)

Other income (expenses):
Income (expense) from derivative liability	407,370	909,596
Loss on conversions/issuances of notes payable	(379,434)	(829,342)
Gain from Surrender Agreement with Emet Capital Partners, LLC	-	472,170
Forgiveness of royalty payable	-	50,000
Interest expense	(12,272)	(59,726)
Amortization of debt discounts	(198,515)	(870,153)
Total other income (expenses)	(182,851)	(327,455)

Loss before provision for income taxes	(405,895)	(568,380)
Provision for income taxes	-

Net loss	$(405,895)	$(568,380)

Basic and diluted income (loss) per common share	$(.00)	$(.01)
Weighted average common shares outstanding-basic and diluted	483,124,241	84,172,283

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2021 and 2020 (Unaudited)

	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$-	$-
Total revenue	-	-

Cost of product sales	-	-
Gross profit (loss)	-	-

Operating Expenses:
Officers compensation	19,000	51,000
Amortization of Right of First Refusal Agreement cost	1,250	1,250
Other operating expenses	54,088	18,675
Total operating expenses	74,338	70,925

Income (loss) from operations	(74,338)	(70,925)

Other income (expenses):
Income (expense) from derivative liability	-	213,751
Loss on conversions/issuances of notes payable	(52,716)	(467,555)
Forgiveness of royalty payable	-	50,000
Interest expense	(7,478)	(6,251)
Amortization of debt discounts	(117,746)	(178,280)
Total other income (expenses)	(177,940)	(388,335

Income (loss) before provision for income taxes	(252,278)	(459,260)
Provision for income taxes

Net income (loss)	$(252,278)	$(459,260)

Basic and diluted income (loss) per common share	$(.00)	$(.00)
Weighted average common shares outstanding-basic and diluted	492,984,603	130,367,164

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Nine and Three Months Ended September 30, 2021 and 2020

Unaudited

	Series A				Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
For the nine months ended September 30, 2020:

Balances at December 31, 2019	9,411,998	$9,412	39,301,323	$39,301	$783,891	$(2,379,238)	$(1,546,634)
Conversions of notes payable ($165,350) and accrued interest ($11,793) into 21,484,688 shares of common stock (Fair Value of $406,093) for the three months ended March 31, 2020			21,484,688	21,485	384,608		406,093
Net loss for the three months ended March 31, 2020		-		-	-	(1,211,569)	(1,211,569)
Balances at March 31, 2020	9,411,998	$9,412	60,786,011	$60,786	$1,168,499	$(3,590,807)	$(2,352,110)
Conversion of note payable ($67,082) and accrued interest ($10,613) into 27,563,525 shares of common stock (Fair Value of $210,532) for the three months ended June 30, 2021			27,563,525	27,564	182,968		210,532
Net income for the three months ended June 30, 2020		-		-	-	1,102,449	1,102,449
Balances at June 30, 2020	9,411,998	$9,412	88,349,536	$88,350	$1,351,467	$(2,488,358)	$(1,039,129)
Conversion of note payable ($311,050) and accrued interest ($18,462) into 115,277,834 shares of common stock (Fair Value of $797,067) for the three months ended September 30, 2021			115,277,834	115,277	681,790		797,067
Net loss for the three months ended September 30, 2020						(459,260)	(459,260)
Balances at September 30, 2020	9,411,998	$9,412	203,627,370	$203,627	$2,033,257	$(2,947,618)	$(701,322)

For the nine months ended September 30, 2021:

Balances at December 31, 2020	9,411,998	$9,412	464,843,318	$464,843	$2,576,365	$(3,330,408)	$(279,788)
Conversion of note payable ($22,500) and accrued interest ($814) into 13,795,118 shares of common stock (Fair Value of $45,524) for the three months ended March 31, 2021			13,795,118	13,796	31,728		45,524
Net loss for the three months ended March 31, 2021		-		-	-	(114,653)	(114,653)
Balances at March 31, 2021	9,411,998	$9,412	478,638,436	$478,639	$2,608,093	$(3,445,061)	$(348,917)

Conversion of FirstFire note				5,000	34,000		39,000
Valuation of warrants					262,429		262,429
Net loss for the three months ended June 30, 2021		-		-	-	(38,964)	(38,964)

Balances at June 30, 2021	9,411,998	$9,412	478,638,436	$483,639	$2,904,522	$(3,484,025)	$(86,452)
Conversion of FirstFire note			10,000,000	10,000	55,999		65,999
Converted 300,000 shares of Series A Preferred Shares into 15,000,000 Shares of common stock	(300,000)	(300)	15,000,000	15,000	(14,700)		-
Net loss for the three months ended September 30, 2021						(252,278)	(252,278)
Balances at September 30, 2021	9,111,998	$9,112	508,638,436	$508,639	$2,945,821	$(3,736,303)	$(272,731)

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(405,895)	$(568,380)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Loss on conversion of notes payable and accrued interest to common stock	379,434	829,342
Gain from Surrender Agreement with Emet Capital Partners, LLC	-	(472,170)
(Income) expense from derivative liability	(407,370)	(909,596)
Forgiveness of royalty payable	-	50,000
Amortization of Right of First Refusal Agreement cost	3,750	3,333
Amortization of debt discounts	198,515	870,153
Changes in operating assets and liabilities:
Prepaid officer compensation	10,000	-
Advance to supplier	-	28,000
Note receivable	-	(23,575)
Accounts payable	1,699	(10,554)
Accrued interest	12,272	32,726
Accrued salaries	51,000	38,000
Advance from customer	-	(27,977)
Net cash used in operating activities	(156,595)	(260,698)

INVESTING ACTIVITIES
Purchase of Right of First Refusal Agreement	-	(25,000)
Net cash used in investing activities	-	(25,000)

FINANCING ACTIVITIES
Amount paid in connection with Surrender Agreement with Emet Capital Partners, LLC	-	(72,000)
Proceeds from notes payable to third parties	500,000	506,668
Net cash provided by financing activities	500,000	439,668

NET INCREASE IN CASH	343,405	153,970

CASH BALANCE, BEGINNING OF PERIOD	112,953	24,662

CASH BALANCE, END OF PERIOD	$456,358	$178,632

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-
Non-cash Investing and Financing Activities:
Initial derivative liability charged to debt discounts	$500,000	$509,667
Issuances of warrants	$296,428	$-
Conversion of note payable ($22,500) and accrued interest ($814) into 13,795,118 shares of common stock (Fair Value of $45,524) for the Six months ended June 30, 2021	$45,524	$-
Conversions of notes payable ($165,350) and accrued interest ($11,793) into 21,484,688 shares of common stock (Fair Value of $406,093) for the three months ended March 31, 2020	$-	$406,093
Conversions of notes payable ($67,082) and accrued interest ($10,613) into 27,563,525 shares of common stock (Fair Value of $210,582) for the three months ended June 30, 2020	$-	$210,532
Conversions of notes payable ($311,050) and accrued interest ($18,462) into 115,277,834 shares of common stock (Fair Value of $797,067) for the three months ended September 30, 2020	$-	$797,067

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The interim financial statements as of September 30, 2021 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the nine and three months ended September 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2021, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

The Company in the current period has updated for ASU 2018-07 as it was effective in 2019. The Company is evaluating the impact of the new ASU; however, it is not expected to have a material impact on the financial statements.

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

During the period ended September 30, 2021 and 2020, all revenue was from sales of cannabis products. The Company has determined the sole performance obligation to be the delivery of the purchased goods to the customer, and as such, recognizes revenue at the time the customer takes possession.

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of September 30, 2021, the Company had cash of $456,358, total current liabilities of $782,506 and negative working capital of $289,398. For the nine months ended September 30, 2021, we incurred a net loss of $405,895 and used $156,595 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through November 2022.

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

NOTE C – NOTE RECEIVABLE

On June 10, 2020, in anticipation of developing a CBD business with Koltuv Ventures, LLC (the “Borrower”) (see Note D), the Company agreed to lend the Borrower USD $50,000 to be repaid either (a) out of available cash as soon as practicable, including from sales of Bob Ross cosmetic products, or (b) on the date that is 18 months from the date thereof, whichever is earlier (the “Maturity Date”). The Loan shall not bear interest except to the extent that any part of the Loan remains outstanding as at the Maturity Date, in which case the following sentence applies. From the date after the Maturity Date and onward, the outstanding principal amount of the Loan shall bear interest at a rate of 2% per annum. Any payment of cash to be made by Borrower to Lender shall be applied first to outstanding principal and second to any accrued, but unpaid, interest. As of September 30, 2021, the balance of the note was $36,750.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE E - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	September 30, 2021	December 31, 2020

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$260,000	$260,000

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE F - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	September 30, 2021	December 31, 2020

Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	$375	$375
Convertible Promissory Note dated February 12, 2019 payable to Eagle Equities, LLC (“Eagle”), interest at 6%, due February 12, 2020 (i)	-	22,500
Convertible Promissory Note dated March 15, 2021 payable to FirstFire Global Opportunities Fund, LLC (“FF”), interest at 6%, due March 11, 2022-less unamortized debt discount of $168,681 and $0, respectively. (ii)	298,381	-
Total	$298,756	$22,875

(i)	On February 12, 2019, (the “Issue Date”) the Company issued a 6% Convertible Redeemable Note to Eagle Equities, LLC (“Eagle”), having a principal amount of $1,200,000 of which $96,000 constituted an original issue discount (the “Eagle Note”). In connection with the Eagle Note, the Company and Eagle entered into a Securities Purchase Agreement. Eagle was to fund the $ 1,104,000 purchase price of the Eagle Note in tranches. The first tranche of $ 250,000 was received by the Company on February 13, 2019. The second tranche of $ 166,500 was received by the Company on January 17, 2020, the third tranche of $ 93,666 was received by the Company on February 12, 2020, and the fourth tranche of $ 42,500 was received by the Company on June 3, 2020. The loans were repayable one year from their respective funding dates and were convertible at the option of Eagle at a conversion price equal to 65% of the lowest closing price of the Company’s common stock for the preceding 15 trading days prior to the conversion date. On January 6, 2021, the balance of the Eagle Note was reduced to $ 0.

(ii)	On March 15, 2021, we issued a 6% Convertible Promissory Note to FirstFire Global Opportunities Fund, LLC (“FF”), having a principal amount of $545,000 and an initial tranche principal amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note”). In connection with the FF Note, we and FF entered into a registration rights agreement, three warrant agreements and a securities purchase agreement. On June 30, 2021, we issued the final tranche principle amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note). The FF Note will mature on March 11, 2022. The FF Note may be pre-paid in whole or in part by paying FF the following premiums:

PREPAY DATE	PREPAY AMOUNT
≤ 30 days	105% * (Principal + Interest (“P+I”)
31- 60 days	110% * (P+I)
61-90 days	115% * (P+I)
91-120 days	120% * (P+I)
121-150 days	125% * (P+I)
151-180 days	130% * (P+I)

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE G - DERIVATIVE LIABILITY

The derivative liability consists of:

	September 30, 2021	December 31, 2020
Convertible Promissory Note dated February 12, 2019 payable to Eagle Equities, LLC. Please see NOTE F – NOTES PAYABLE TO THIRD PARTIES for further information (i): Due February 12, 2020	$-	$17,441
Convertible Promissory Note dated March 15, 2021 and June 30, 2021 payable to FirstFire Global Opportunities Fund, LLC, See Note F (ii) Due March 11, 2022	-	-
Total derivative liability	$-	$17,441

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

On September 21, 2021, 300,000 shares of Series A Preferred Shares were converted into 15,000,000 shares of common stock.

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

During the three months ended June 30, 2021, the Company recorded the value of the warrants at $262,429 and the conversion of the second FirstFire note tranche in the amount of $39,000.

On July 15, 2021, the Company issued 10,000,000 shares for the conversion of $52,080 principal on the FirstFire note dated March 5, 2021 at a conversion price of $.005208. The $52,716 excess over the liability was charged to Loss on Conversion of Notes Payable.

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

At September 30, 2021 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is not more likely than not that the benefits will be realized. If there are significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

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

Service Agreements

On July 31, 2018, the Company executed Services Agreements with its newly appointed Chief Executive Officer (the “CEO”) and its then newly appointed Chief Legal Officer (the “CLO”), for terms of five years. The Agreements provide for a monthly base salary of $10,000 for the CEO and a monthly base salary of $7,000 for the CLO. For the six months ended June 30, 2021 and 2020, the Company expensed a total of $102,000 and $102,000, respectively, as officer compensation pursuant to these agreements.

Registration Rights Agreement$

On March 11, 2021, we entered into a registration rights agreement pursuant to which we agreed to prepare and file with the SEC a registration statement or registration statements (as is necessary) covering the resale- of all of the shares of common stock into which the FF Note is convertible and the shares to be received upon the exercise of the warrants. The registration statement also covers such indeterminate number of additional shares of securities as may become issuable upon stock splits, stock dividends or similar transactions. The registration statement on Form S-1 was declared effective by the SEC on June 28, 2021.

A copy of the registration rights agreement is attached as Exhibit 10.2 to our current report on Form 8-K dated March 16, 2021 and the above summary of the registration rights agreement terms is subject to full terms of the registration rights agreement.

Licensing Agreement and Research Agreement with Shaare Zedek Scientific Ltd.

On August 19, 2021, GCAN issued a press release announcing that it had entered into a Licensing Agreement and a Research Agreement with Shaare Zedek Scientific Ltd. (“SZS”), the technology transfer arm of Jerusalem’s Shaare Zedek Medical Center. The agreements cover the licensing of SZS’s novel cannabinoid therapeutic focused on treatment of autism, schizophrenia, Parkinson’s disease, Alzheimer’s disease and other neuropsychiatric disorders, as well as additional clinical research to be conducted with respect to the therapeutic.

Payments timeline are as follows:

August 1, 2021 $35,000, November 1, 2021 $35,000, February 1, 2022 $23,000, May 1, 2022 $70,000, November 1, 2022 $77,482, and May 1, 2022 $27,000.

The foregoing item was set forth in a Current Report on Form 8-K filed by the Company with the SEC on August 19, 2021.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE K- SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. The Company had no subsequent events that required disclosure.

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

Effects of the COVID-19 Pandemic on Our Business

Since March 2020 there has been and there continues to be a significant and growing volatility and uncertainty in the global economy due to the worldwide Covid-19 pandemic affecting all business sectors and industries. The fulfillment of our first order of patches was delayed from the first quarter to the second quarter of 2020 due to the COVID-19 shutdowns in the United States. Moreover, our customers and suppliers could be further adversely affected as a result of additional or future quarantines, facility closures and logistics restrictions imposed or which otherwise occur in connection with the pandemic. More broadly, the high degree unemployment resulting from the pandemic could potentially lead to an extended economic downturn, which would likely decrease spending, adversely affect demand for our products and harm our business, results of operations and financial condition. At this time, we cannot accurately predict the long-term effects the COVID-19 pandemic will have on our business.

Results of Operations

Nine months ended September 30, 2021, as compared to nine months ended September 30, 2020

For the nine months ended September 30, 2021, the Company generated $12,630 sales, as compared to $48,044 in the 2020 period.

For the nine months ended September 30, 2021, our cost of sales was $12,655, as compared to $48,090 in the same period in 2020.

Our operating expenses in the nine months ended September 30, 2021 amounted to $223,019, as compared to $240,879 in the 2020 period.

Our net loss for the nine months ended September 30, 2021, was $405,895, as compared to a net loss of $568,380 in the same period of 2020.

Three months ended September 30, 2021, as compared to three months ended September 30, 2020

For the three months ended September 30, 2021, the Company generated $0 in sales, as compared to $0 in the 2020 quarter.

For the three months ended September 30, 2021, our cost of sales was $0, as compared to $0 in the same quarter in 2020.

Our operating expenses in the three months ended September 30, 2021 amounted to $0, as compared to $0 for the 2020 quarter.

Our net loss for the three months ended September 30, 2021, was $252,278, as compared to a net loss of $459,260 during the same quarter in 2020.

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

Liquidity and Capital Resources

We had $446,358 cash at September 30, 2021, compared to $112,953 at December 31, 2020.

At September 30, 2021, we had $298,756 in principal amount of outstanding notes to third parties compared to $22,875 at December 31, 2020.

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

On March 15, 2021, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with FFG, pursuant to which it agreed to prepare and file with the SEC registration statement or registration statements (as is necessary) covering the resale of all of the shares of common stock into which the FFG Notes are convertible and the shares issuable upon exercise of the Warrants. The initial registration statement was declared effective by the SEC on June 28, 2021. On June 29, 2021 and July 15, 2021, FFG converted $25,858 and $52,080 in principal and interest under the FFG Notes into 5,000,000 and 10,000,000 shares of our common stock, respectively.

The following table provides detailed information about our net cash flows for the nine months ended September 30, 2021 and 2020.

	September 30, 2021	September 30, 2020
Net cash used in operating activities	$(156,595)	$(260,698)
Net cash used in investing activities	-	(25,000)
Net cash provided by financing activities	500,000	439,668
Net increase in cash	$343,405	153,970

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

ITEM 4. CONTROLS AND PROCEDURES

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s Chief Executive Officer (our Principal Executive, Financial and Accounting Officer), has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended September 30, 2021, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

7

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

See the risks in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Registration Statement on Form S-1 (File No. 333-255872).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE GREATER CANNABIS COMPANY, INC.

November 15, 2021	/s/ Aitan Zacharin
Chief Executive Officer
(Principal executive, financial and accounting officer).

