Form 10-K
period 2021-12-31
Greater Cannabis Company, Inc.
filed 2022-04-12
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2021

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

NOT APPLICABLE

(Former name or former address if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

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
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,018,244.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 508,638,436 shares of common stock as of April 11, 2022

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Note Regarding Forward Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue, “and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

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

After the consummation of the transactions contemplated by the Exchange Agreement, we switched our business model in fiscal 2018 and no longer intend to pursue E-commerce, advertising, licensing (except as specified below) or direct investment operations. We are now engaged in the development and commercialization of innovative cannabinoid therapeutics. Our mission is to bring our products to the global market through partnerships with leading cannabis and pharmaceutical companies, for the benefit of patients and consumers.

From July 2018 through mid-2021, Greater Cannabis focused on commercializing its own and licensed technologies worldwide for transmucosal and transdermal delivery of legal medical or recreational cannabis (other than in the field of oral care) and cannabinoids (“CBD”) (. While part of the cannabis family, CBD, which contains less than 0.3% tetrahydrocannabinol (“THC”), the psychoactive compound that produces the “high” in marijuana, is distinguished from cannabis by its use, physical appearance and lower THC concentration (cannabis generally has a THC level of 10% or more). The Company’s initial product was an oral transmucosal patch platform which for provides for loaded actives to be absorbed by the buccal mucosa into the body. Although the Company was able to launch the product and received some limited initial orders, Greater Cannabis management ultimately elected to pursue other opportunities which they believed offered the Company greater potential for growth and ultimate profitability.

Accordingly, on October 19, 2021 the Company entered into a license agreement with Shaare Zedek Scientific Ltd. (“SZS”), the technology transfer arm of Jerusalem’s Shaare Zedek Medical Center (SZMC). The license agreement covers the license of SZS’s novel cannabinoid therapeutic focused on treatment of autism, schizophrenia, Parkinson’s disease, Alzheimer’s disease and other neuropsychiatric disorders. Shaare Zedek Medical Center, founded in 1901, is one of the largest multidisciplinary research hospitals in Israel with 1,000 beds and over 850,000 patient visits a year. The SZMC Center for Research and Development has over 300 annual publications of investigator initiated studies in medical journals in addition to almost 160 clinical trials.

Accompanying the license agreement is a joint research and development agreement, which will focus on continuing the clinical program spearheaded by Dr. Adi Aran, M.D. Director of Pediatric Neurology at SZMC, Board Member of the Israeli Society for Pediatric Neurology, and co-inventor of the novel cannabinoid therapy. Dr. Aran is a world renowned expert in cannabis research and pediatric neurology and was the principal investigator of the first ever cannabis research study conducted on autistic children.

Dr. Aran’s pioneering study assessed safety, tolerability and efficacy of CBD based medical cannabis as an adjuvant therapy for refractory behavioral problems in children with ASD. The results provided very compelling evidence that medical cannabis is an effective therapy for children on the autism spectrum. Conditions in 80% of the children improved, with 62% of parents reporting substantial improvements. Half of the children had improved communication and 40% reported a decrease in anxiety. The same children had not shown improvement with conventional drug therapies. Dr. Aran and his team have now developed a novel combination therapy that is believed to be significantly more effective than the cannabis-only formulation that had been used in the aforementioned study. The Company will continue to further develop this therapeutic and conduct clinical studies to further substantiate its safety and efficacy beginning in neuropsychiatric disorders.

The clinical studies of the therapeutic are expected to require an investment of up to $1,000,000 and up to two years to finalize.

The Company’s business plan is to (i) conduct clinical studies on and commercialize the cannabinoid-based therapeutic and (ii) concentrate on cannabis related investment and development opportunities through direct equity investments, joint ventures, licensing agreements or acquisitions.

Our principal executive office is located at The Greater Cannabis Company, Inc., 15 Walker Avenue, Suite 101, Baltimore, MD 21208, and our telephone number is (443) 738-4051.

Competition

There are a number of other companies operating in the cannabis space. Such companies range from producers of cannabis plants to makers of cannabis-based edible products to developers of different methods of cannabis delivery. Known competitors in our space include Jazz Pharmaceuticals and Zynerba Pharmaceuticals (ZYNE).,

Intellectual Property

Not applicable.

Costs and Effects of Complying with Environmental Regulations

Not applicable.

Research and Development

The Company is involved in additional research and development of innovative delivery systems. The Company expects to develop new formulations around cannabinoid delivery and intends to file more patents to protect the intellectual property resulting from that R&D. To support these efforts, the Company will allocate additional funds of approximately $250,000 from financing proceeds to research and development, sample productions, laboratory and clinical studies.

Government Regulation

General

Cannabis is currently a Schedule I controlled substance under the Controlled Substances Act (“CSA”) and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA in those states which have legalized medicinal and/or recreational use of cannabis, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

Notwithstanding the CSA, as of the date of this prospectus, 36 states and the District of Columbia have legalized medical marijuana in some capacity. Additionally, 17 states and the District of Colombia have approved the implementation of legal recreational marijuana use. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level.

In light of such conflict between federal laws and state laws regarding cannabis, the previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. For example, the prior DOJ Deputy Attorney General of the Obama administration, James M. Cole, issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA. In addition, the Financial Crimes Enforcement Network (“FinCEN”) provided guidelines (the “FinCEN Guidelines”) on February 14, 2014, regarding how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act obligations).

During the Trump administration, there had been indications of potential change in cannabis-related policies, including a memo issued by then Attorney General Jeff Sessions in January 2018, although no formal action was ever taken. Although we expect this policy to continue under the Biden administration, there can be no assurance that will be the case. Accordingly, until there are formal changes in Federal cannabis-related enforcement policies, we intend to remain within the guidelines outlined in the Cole Memo and the FinCEN Guidelines where applicable; however, we cannot provide assurance that we are in full compliance with the Cole Memo, the FinCEN Guidelines or any applicable federal laws or regulations.

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

Agriculture Improvement Act of 2018

The federal Agricultural Improvement Act of 2018, signed into law on December 20, 2018, along with the Agricultural Act of 2014, the corresponding Consolidated Appropriations Act of 2016 provisions (as extended by resolution into 2018) and related state law, provide for the cultivation, processing, manufacturing and sale of hemp-derived products, as part of agricultural pilot programs and/or state plans adopted by individual states, including Colorado. However, there can be no assurance that new legislation or regulations may be introduced at either the federal and/or state level which, if passed, would impose substantial new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of hemp-derived products. New legislation or regulations may require the reformulation, elimination or relabeling of certain products to meet new standards and revisions to certain sales and marketing materials and it is possible that the costs of complying with these new regulatory requirements could be material.

FDA

The use of our technology may be subject to pre-approval by the FDA for certain applications, or equivalent regulatory body approval in other jurisdictions. If so, obtaining FDA and other approvals will require a substantial investment of funds and may take years. In such case, we intend to rely on our sublicensees or strategic partners to fund and undertake any required approval process. There is no assurance that we will be able to successfully obtain any such required regulatory approvals needed to enter certain markets or market our technology for certain applications.

We also may be required to comply with FDA and other federal, state and foreign regulations regarding safety, dosing and other similar matters.

Employees

We have one person providing us services on a full-time basis, our chief executive officer.

Item 1A. Risk Factors

As a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act, disclosure of this Item is not required.

Item 1B. Unresolved Staff Comments

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

Item 3. Legal Proceedings

Currently there are no legal proceedings pending or threatened against us. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock have been quoted on the OTCQB tier of the over-the-counter market operated by OTC Markets Group Inc. under the symbol “GCAN” since August 2018. Such market is extremely limited. We can provide no assurance that our shares of common stock will be continued to be traded on the OTCQB or another exchange, or if traded, that the current public market will be sustainable.

Holders of Record

As of the date of this annual report, there were 335 holders of record of our common stock, as reported by the Company’s transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder and accordingly, the Company believes that the number of beneficial owners of its common stock is significantly higher.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

None

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the year ended December 31, 2021, the Company generated $12,630 in annual revenue compared to $48,044 in 2020. During the year ended December 31, 2020, the Company’s revenue was positively impacted due to the sale of our ETP patches to a single customer, which decreased in 2021.

Cost of sales was $12,655 for the year ended December 31, 2021 and $48,090 for the year ended December 31, 2020, reflecting the decrease in sales of ETP patches.

Our operating expenses in the year ended December 31, 2021 amounted to $343,121 as compared to $294,411 for the year ended December 31, 2020. Major operating expenses for the year ended December 31, 2021 of $ 343,121 include officers compensation of $ 151,000, amortization expense of $ 5,000, professional fees of $ 48,699, filings and recording fees of $19,780, research and development cost of $ 75,000 and bad debt expense of $ 6,750.

Other income and (expenses) was $ (259,080) for the year ended December 31, 2021 as compared to $ (656,713) for the year ended December 31, 2020. Derivative liability income decreased by $ 810,719, loss on conversion of notes payable and accrued interest to common stock decreased by $ 912,170, amortization of debt discounts decreased by $ 746,749 and gain from Surrender Agreement was zero as compared to $ 472,170 in year 2020.

Our net loss in the year ended December 31, 2021 was $602,226 as compared to the net loss of $951,170 during the year ended December 31, 2020.

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

Liquidity and Capital Resources

We had $377,520 cash on hand at December 31, 2021, compared to $112,953 at December 31, 2020.

At December 31, 2021, we had $467,060 in principal amount of outstanding convertible notes compared to $22,875 at December 31, 2020.

The proceeds from loans, convertible debentures as well as cash on hand is being used to fund the operations of our current operations. During 2021, we entered into the following financing transaction:

On March 15, 2021, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with FirstFire Global Opportunities Fund, LLC (“FFG”) pursuant to which it issued an initial 6% convertible promissory note (an “FFG Note”) to FFG in the principal amount of $272,500, of which $22,500 constituted an original issue discount. On June 28, 2021, the Company issued a second FFG Note to FFG in the principal amount of $272,500, of which $22,500 constituted an original issue discount..

The FFG Notes bear interest at the rate of six percent (6%) per annum, which accrues from the date of funding of and was scheduled to mature on March 11, 2022. The Company is currently seeking to negotiate with FFG an extension of the maturity date of the FFG Notes and a waiver of any default thereunder.

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

FFG has the right beginning on September 15, 2021 (one hundred eighty (180) days following the issuance of the first FFG Note) to convert all or any part of the outstanding and unpaid principal amount of the FFG Notes and accrued but unpaid interest thereon into shares of our common stock at a conversion price equal to seventy percent (70%) of the average closing price of the Company’s common stock for the five prior (5) trading days prior to the date that the registration statement of which this prospectus forms a part is declared effective by the SEC (the “Conversion Price”). The Conversion Price of the FFG Notes is subject to adjustment for stock splits, stock dividends, recapitalizations or other customary events. In the case of an Event of Default (as defined in the FFG Notes), the FFG Notes shall become immediately due and payable in an amount (the “Default Amount”) equal to the principal amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment, multiplied by one hundred twenty-five percent (125%). and interest shall accrue at the rate of Default Interest. Certain events of default will result in further penalties. As of June 30, 2021, the note no longer carries variable conversion features and as such, the derivative was reduced to zero.

Pursuant to the Securities Agreement, on March 15, 2021, the Company also issued three warrants to FFG (the “Warrants”) to purchase 25,000,000, 15,000,000 and 10,000,000 shares of our common stock, respectively. The Warrants are exercisable for a period of eighteen (18) months from issuance, at exercise prices of $0.025, $0.05 and $0.075, respectively. The exercise prices are subject to adjustment for stock splits, stock dividends, recapitalizations or other customary events.

The following table provides detailed information about our net cash flows for the twelve months ended December 31, 2021 and 2020.

	31-Dec-21	31-Dec-20
Net cash (used in) operating activities	$(235,433)	$(289,627)
Net cash (used in) investing activities	-	(61,750)
Net cash provided by financing activities	500,000	439,668
Net increase (decrease) in cash	$264,567	$88,291

Trends

The factors that will most significantly affect our future operating results, liquidity and capital resources will be:

●	Government regulation of the marijuana industry;
●	Revision of Federal banking regulations for the marijuana industry; and
●	Legalization of the use of marijuana for medical or recreational use in other states.

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

As a “smaller reporting company,” we are not required to provide this information.

Item 8. Financial Statements

The financial statements and supplementary financial information required by this Item are set forth immediately below and are incorporated herein by reference.

THE GREATER CANNABIS COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Greater Cannabis Company, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The Greater Cannabis Company, Inc. and Subsidiaries (“the Company”) as of December 31, 2021, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has negative cash from operations, negative working capital, and historical net losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Derivatives on Convertible Loans (Note G to the financial statements)

Derivatives associated with conversion features embedded in promissory notes are required to be assessed a fair value at inception, and subsequent period ends, using an appropriate valuation model. The Company uses Black Scholes Merton (BSM) model in assessing the fair value of derivatives.

Auditing management’s valuation of derivatives was complex and highly judgmental due to the significant estimates and assumptions that are used as inputs in the valuation model. These fair value estimates are highly sensitive to changes in the underlying assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing the Company’s valuation of derivatives included the following, among others:

●	We calculated an internal estimate of the fair value of derivatives transactions during the year and compared to the valuation provided by the Company.
●	We reviewed in the inputs used in the Company’s valuation model and traced that information out to underlying documentation and publicly available information in determining those inputs were reasonable.
●	We reviewed executed and outstanding promissory notes and equity securities for conversion features that had not been considered for derivative accounting, noting no unrecorded derivatives.

We have served as the Company’s auditor since 2021.

Fruci & Associates II, PLLC

Spokane, Washington

April 11, 2022

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

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
March 25, 2021

We have served as the Company’s auditor since 2017.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash	$377,520	$112,953
Note receivable (less allowance of $ 36,750 and $ 0)	-	36,750
Prepaid officer compensation	-	10,000
Total current assets	377,520	159,703

OTHER ASSETS
Right of first refusal agreement (less accumulated amortization of $ 9,583 and $ 0, respectively)	15,417	20,417

Total assets	$392,937	$180,120

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$11,705	$6,743
Accrued interest	18,199	849
Accrued officer compensation	203,000	152,000
Accrued royalties		-
Advance from customer	-	-
Loans payable to related parties	260,000	260,000
Notes payable to third parties (less debt discounts of $98,434 and $0, respectively)	369,095	22,875
Derivative liability	-	17,441
Total current liabilities and total liabilities	861,999	459,908

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 19,000,000 shares authorized, $.001 par value:
Series A Convertible Preferred-issued and outstanding 9,111,998 and 9,411,998 shares, respectively	9,112	9,412
Series B Convertible Preferred-issued and outstanding 0 and 0 shares, respectively	-	-
Common stock; 2,000,000,000 shares authorized, $.001 par value, as of December 31, 2021 and 2020, there are 508,638,436 and 464,843,318 shares outstanding, respectively	508,639	464,843
Additional paid-in capital	2,945,821	2,576,365
Accumulated deficit	(3,932,634)	(3,330,408)

Total stockholders’ (deficiency)	(469,062)	(279,788)
Total liabilities and stockholders’ (deficiency)	$392,937	$180,120

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2021 and 2020

	December 31, 2021	December 31, 2020

Revenue:
Product sales	$12,630	$48,044
Total revenue	12,630	48,044

Cost of product sales	12,655	48,090
Gross profit (loss)	(25)	(46)

Operating Expenses:
Officers compensation	151,000	204,000
Amortization of right of first refusal agreement	5,000	4,583
Other operating expenses	187,121	85,828
Total operating expenses	343,121	294,411

Income (loss) from operations	(343,146)	(294,457)

Other income (expenses):
Income (expense) from derivative liability	407,371	1,218,090
Loss on conversions of notes payable and accrued interest to common stock	(379,434)	(1,291,604)
Gain from Surrender Agreement with Emet Capital Partners, LLC	-	472,170
Interest expense	(18,163)	(89,766)
Forgiveness of royalty payable	-	50,000
Amortization of debt discounts	(268,854)	(1,015,603)
Total other income (expenses)	(259,080)	(656,713)

Income (loss) before provision for income taxes	(602,226)	(951,170)
Provision for income taxes	-	-

Net income (loss)	$(602,226)	$(951,170)

Basic and diluted income (loss) per common share	$(.00)	$(.01)
Weighted average common shares outstanding-basic and diluted	489,502,790	145,332,999

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Years Ended December 31, 2021 and 2020

	Series A Preferred		Series B Preferred				Additional
	stock		stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Year Ended December 31, 2020
Balances at December 31, 2019	9,411,998	$9,412	-	$-	39,301,323	$39,301	$783,891	$(2,379,238)	$(1,546,634)
Conversions of notes payable ($165,350) and accrued interest ($11,793) into 21,484,688 shares of common stock (Fair Value of $ 406,093) for the three months ended March 31, 2020					21,484,688	21,485	384,608		406,093
Net loss for the three months ended March 31, 2020								(1,211,569)	(1,211,569)
Balances at March 31, 2020	9,411,998	$9,412	-	$-	60,786,011	$60,786	$1,168,499	$(3,590,807)	$(2,352,110)
Conversions of notes payable ($67,082) and accrued interest ($10,613) into 27,563,525 shares of common stock (Fair Value of $ 210,532) for the three months ended June 30, 2020					27,563,525	27,564	182,968		210,532
Net income for the three months ended June 30, 2020								1,102,449	1,102,449
Balances at June 30, 2020	9,411,998	$9,412	-	$-	88,349,536	$88,350	$1,351,467	$(2,488,358)	$(1,039,129)
Conversions of notes payable ($311,050) and accrued interest ($18,462) into 115,277,834 shares of common stock (Fair Value of $797,067) for the three months ended September 30, 2020					115,277,834	115,277	681,790		797,067
Net loss for the three months ended September 30, 2020								(459,260)	(459,260)

Balances at September 30, 2020	9,411,998	$9,412	-	$-	203,627,370	$203,627	$2,033,257	$(2,947,618)	$(701,322)
Conversions of notes payable ($325,212) and accrued interest ($16,849) into 261,215,948 shares of common stock (Fair Value of $804,324) for the three months ended December 31, 2020					261,215,948	261,216	543,108		804,324

Net loss for the three months ended December 31, 2020								(382,790)	(382,790)
Balances at December 31, 2020	9,411,998	$9,412	-	$-	464,843,318	$464,843	$2,576,365	$(3,330,408)	$(279,788)

Balances at December 31, 2020	9,411,998	$9,412			464,843,318	$464,843	$2,576,365	$(3,330,408)	$(279,788)
Conversion of note payable ($22,500) and accrued interest ($814) into 13,795,118 shares of common stock (Fair Value of $ 45,524) for the three months ended March 31, 2021					13,795,118	13,796	31,728		45,524
Net loss for the three months ended March 31, 2021			-			-	-	(114,653)	(114,653)
Balances at March 31, 2021	9,411,998	$9,412			478,638,436	$478,639	$2,608,093	$(3,445,061)	$(348,917)

Conversion of FirstFire note					5,000,000	5,000	34,000		39,000
Valuation of warrants							262,429		262,429
Net loss for the three months ended June 30, 2021			-			-	-	(38,964)	(38,964)

Balances at June 30, 2021	9,411,998	$9,412			483,638,436	$483,639	$2,904,522	$(3,484,025)	$(86,452)
Conversion of FirstFire note					10,000,000	10,000	55,999		65,999
Converted 300,000 shares of Series A Preferred Shares into 15,000,000 Shares of common stock	(300,000)	(300)			15,000,000	15,000	(14,700)		-
Net loss for the three months ended September 30, 2021								(252,278)	(252,278)
Balances at September 30, 2021	9,111,998	$9,112			508,638,436	$508,639	$2,945,821	$(3,736,303)	$(272,731)

Net loss for the three months ended December 31, 2021								(196,331)	(196,331)
Balances at December 31, 2021	9,111,998	$9,112			508,638,436	$508,639	$2,945,821	$(3,932,634)	$(469,062)

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021 and 2020

	December 31, 2021	December 31, 2020

OPERATING ACTIVITIES
Net income (loss)	$(602,226)	$(951,170)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Loss on conversions of notes payable and accrued interest to common stock	379,434	1,291,604
Gain from Surrender Agreement with Emet Capital Partners, LLC	-	(472,170)
Forgiveness of royalty payable	-	(50,000)
(Income) expense from derivative liability	(407,371)	(1,218,090)
Amortization of right of first refusal agreement	5,000	4,583
Amortization of debt discounts	268,854	1,015,603
Changes in operating assets and liabilities:
Advance to supplier	-	28,000
Prepaid officer compensation	10,000	(10,000)
Accounts payable	4,962	(10,774)
Note receivable	36,750	-
Accrued interest	18,164	56,764
Accrued officer compensation	51,000	54,000
Advance from customer	-	(27,977)
Net cash used in operating activities	(235,433)	(289,627)

INVESTING ACTIVITIES
Note receivable	-	(36,750)
Purchase of Right of First Refusal Agreement	-	(25,000)
Net cash used in investing activities	-	(61,750)

FINANCING ACTIVITIES
Amount paid in connection with Surrender Agreement with Emet Capital Partners, LLC	-	(70,000)
Proceeds from notes payable to third parties	500,000	509,668

Net cash provided by financing activities	500,000	439,668

NET INCREASE (DECREASE) IN CASH	264,567	88,291

CASH BALANCE, BEGINNING OF PERIOD	112,953	24,662

CASH BALANCE, END OF PERIOD	$377,520	$112,953

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash Investing and Financing Activities:
Issuance of warrants	$262,429	$-
Initial derivative liability charged to debt discount	$500,000	$509,667
Conversion of note payable ($22,500) and accrued interest ($814) into 13,795,118 shares of common stock (Fair Value of $45,524) for the six months ended June 30, 2021	$45,524	$-
Conversion of FirstFire note into 5,000 shares of common stock (Fair Value of $39,000) for the three months ended June 30, 2021	$39,000	$-
Conversion of FirstFire note into 10,000,000 shares of common stock (Fair Value of $65,999) for the three months ended September 30, 2021	$65,999	$-
Conversion of 300,000 shares of Series A Preferred Shares into 15,000,000 shares of common stock for the three months ended September 30, 2021 (Fair Value of $ 0)	$-	$-
Conversions of notes payable ($165,350) and accrued interest ($11,793) into 21,484,688 shares of common stock (Fair Value of $ 406,093) for the three months ended March 31, 2020	$-	$406,093
Conversions of notes payable ($67,082) and accrued interest ($10,613) into 27,563,525 shares of common stock (Fair Value of $ 210,532) for the three months ended June 30, 2020	$-	$210,532
Conversions of notes payable ($311,050) and accrued interest ($18,462) into 115,277,834 shares of common stock (Fair Value of $797,067) for the three months ended September 30, 2020	$-	$797,067
Conversions of notes payable ($325,212) and accrued interest ($16,849) into 261,215,948 shares of common stock (Fair Value of $804,324) for the three months ended December 31, 2020	$-	$804,324

The accompanying notes are an integral part of these consolidated financial statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

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

The Company’s business plan is to (i) develop cannabinoid therapeutics focused on treatment of autism, schizophrenia, Parkinson’s disease, Alzheimer’s disease and other neuropsychiatric disorders and (ii) concentrate on cannabis related investment and development opportunities through direct equity investments, joint ventures, licensing agreements or acquisitions.

On October 19, 2021 the Company entered into a license agreement with Shaare Zedek Scientific Ltd. (“SZS”), the technology transfer arm of Jerusalem’s Shaare Zedek Medical Center (SZMC). The license agreement covers the license of SZS’s novel cannabinoid therapeutic focused on treatment of autism, schizophrenia, Parkinson’s disease, Alzheimer’s disease and other neuropsychiatric disorders.

Accompanying the license agreement is a joint research and development agreement, which will focus on continuing the clinical program spearheaded by Dr. Adi Aran, M.D. Director of Pediatric Neurology at SZMC, Board Member of the Israeli Society for Pediatric Neurology, and co-inventor of the novel cannabinoid therapy.

Principles of Consolidation

The consolidated financial statements include the accounts of The Greater Cannabis Company, Inc., and its wholly owned subsidiaries Green C Corporation and Biocanrx, Inc. All intercompany balances and transactions have been eliminated in consolidation.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no in cash equivalents.

Notes and Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses from the failure of its customers to make required payments for products and other consideration delivered. The Company estimates this allowance based on the age of the related receivable, knowledge of the financial condition of customers, review of historical receivables and reserve trends and other pertinent information. If the financial condition of customers deteriorates or an unfavorable trend in receivable collections is experienced in the future, additional allowances may be required. Historically, the Company’s reserves have approximated actual experience.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2021, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the Years Ended December 31, 2021 and 2020

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

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at December 31, 2020	$17,441
Subtractions	(424,812)
Gain	407,371
Balance at December 31, 2021	$-

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

For the Years Ended December 31, 2021 and 2020

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

For the Years Ended December 31, 2021 and 2020

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

During the periods presented, all revenue was from sales of cannabis products. The Company has determined the sole performance obligation to be the delivery of the purchased goods to the customers, and as such, recognizes revenue at the time the customer takes possession.

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

For the Years Ended December 31, 2021 and 2020

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Enacted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on July 1, 2024, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. We are currently evaluating the impact of the adoption of ASU 2020-06 on our financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Financial Instruments—Credit Losses (Topic 326) amends guideline on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of the adoption of ASU 2016-13 on our financial statements.

Other standards not presented are not deemed to be material.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of December 31, 2021, the Company had cash of $377,520, total current liabilities of $861,999, and negative working capital of $484,479. For the year ended December 31, 2021, we incurred a net loss of $602,226 and used $235,433 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through March 2023.

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

NOTE C- NOTE RECEIVABLE

On June 10, 2020, in anticipation of developing a CBD business with Kol Tuv Ventures, LLC (the “Borrower”) (see Note D), the Company agreed to lend the Borrower USD $50,000 to be repaid either (a) out of available cash as soon as practicable, including from sales of Bob Ross cosmetic products, or (b) on the date that is 18 months from the date thereof, whichever is earlier (the “Maturity Date”). The Loan shall not bear interest except to the extent that any part of the Loan remains outstanding as at the Maturity Date, in which case the following sentence applies. From the date after the Maturity Date and onward, the outstanding principal amount of the Loan shall bear interest at a rate of 2% per annum. Any payment of cash to be made by Borrower to Lender shall be applied first to outstanding principal and second to any accrued, but unpaid, interest. As of December 31, 2021, the Company recorded an allowance of doubtful account in the full amount of $ 36,750.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

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

NOTE E - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	December 31, 2021	December 31, 2020

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$260,000	$260,000

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

NOTE F - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	December 31, 2021	December 31, 2020

Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	$375	$375
Convertible Promissory Note dated February 12, 2019 payable to Eagle Equities, LLC (“Eagle”), interest at 6%, due February 12, 2020 (i)	-	22,500
Convertible Promissory Note dated March 15, 2021 payable to FirstFire Global Opportunities Fund, LLC (“FF”), interest at 6%, due March 11, 2022-less unamortized debt discount of $ 98,434 and $ 0, respectively. (ii)	368,720	-
Total	$369,095	$22,875

(i)	On February 12, 2019, (the “Issue Date”) the Company issued a 6% Convertible Redeemable Note to Eagle Equities, LLC (“Eagle”), having a principal amount of $1,200,000 of which $96,000 constituted an original issue discount (the “Eagle Note”). In connection with the Eagle Note, the Company and Eagle entered into a Securities Purchase Agreement. Eagle was to fund the $ 1,104,000 purchase price of the Eagle Note in tranches. The first tranche of $ 250,000 was received by the Company on February 13, 2019. The second tranche of $ 166,500 was received by the Company on January 17, 2020, the third tranche of $ 93,666 was received by the Company on February 12, 2020, and the fourth tranche of $ 42,500 was received by the Company on June 3, 2020. The loans were repayable one year from their respective funding dates and were convertible at the option of Eagle at a conversion price equal to 65% of the lowest closing price of the Company’s common stock for the preceding 15 trading days prior to the conversion date. On January 6, 2021, the balance of the Eagle Note was reduced to $ 0.

(ii)	On March 15, 2021, we issued a 6% Convertible Promissory Note to FirstFire Global Opportunities Fund, LLC (“FF”), having a principal amount of $545,000 and an initial tranche principal amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note”). In connection with the FF Note, we and FF entered into a registration rights agreement, three warrant agreements and a securities purchase agreement, and have registered 250,000,000 shares of our common stock, par value $0.001 per share, for sale by FirstFire Global Opportunities Fund, LLC. On June 30, 2021, we issued the final tranche principle amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note). The FF Note will mature on March 11, 2022. The FF Note may be pre-paid in whole or in part by paying FF the following premiums:

PREPAY DATE	PREPAY AMOUNT
≤ 30 days	105% * (Principal + Interest (“P+I”)
31- 60 days	110% * (P+I)
61-90 days	115% * (P+I)
91-120 days	120% * (P+I)
121-150 days	125% * (P+I)
151-180 days	130% * (P+I)

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

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

Copies of Warrant A, Warrant B and Warrant C are attached as Exhibits 10.4, 10.5 and 10.6 to our current report on Form 8-K dated March 16, 2021.

The valuation of the above warrants issued and recorded during the three months ended June 30, 2021 was $ 262,429.

See NOTE -H WARRANTS

NOTE G - DERIVATIVE LIABILITY

The derivative liability consists of:

	December 31, 2021	December 31, 2020
Convertible Promissory Note dated February 12, 2019 payable to Eagle Equities, LLC. Please see NOTE F – NOTES PAYABLE TO THIRD PARTIES for further information (i): Due February 12, 2020	$-	$17,441
Convertible Promissory Note dated March 15, 2021 and June 30, 2021 payable to FirstFire Global Opportunities Fund, LLC, See Note F (ii) Due March 11, 2022	-	-
Total derivative liability	$-	$17,441

The Convertible Promissory Notes (the “Notes”) contain a variable conversion feature based on the future trading price of the Company’s common stock. Therefore, the number of shares of common stock issuable upon conversion of the Notes is indeterminate.

The fair value of the derivative liability is measured at the respective issuance dates and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2020 were (1) stock price of $.003 per share, (2) conversion price of $.00169 per share, (3) term of 0 days, (4) expected volatility of 142.94%, and (5) risk free interest rate of 0%. Assumptions used for the calculation of the derivative liability of the Notes at March 31, 2021 were (1) stock price of $.0011 per share, (2) conversion price of $.0071 per share, (3) term of 345 days, (4) expected volatility of 142.94%, and (5) risk free interest rate of .07%. As of June 30, 2021, the note no longer carries variable conversion features and as such, the derivative was reduced to zero.

(i)As discussed in Note A above, warrants with “down round” features (and do not contain variable conversion features) are not subject to derivative liability treatment effective January 1, 2019.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

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

For the Years Ended December 31, 2021 and 2020

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

During the three months ended March 31, 2021, the Company recorded the conversion of note payable ($ 22,500) and accrued interest ($ 814) into 13,795,118 shares of common stock (Fair Value of $ 45,525).

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

For the Years Ended December 31, 2021 and 2020

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

The valuation of the above warrants issued and recorded during the three months ended June 30, 2021 was $ 262,429.

NOTE I - INCOME TAXES

The Company and its United States subsidiaries expect to file consolidated Federal income tax returns. Green C Corporation, its Ontario Canada subsidiary, will file Canada and Ontario income tax returns.

At December 31, 2021 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is not more likely than not that the benefits will be realized. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

The Company did not incur any federal or state income tax expense or benefit for the years ended December 31, 2021 and 2020.

The provision for income taxes differs from the amounts which would result from applying the federal statutory rate of 21% to the Company’s loss before income taxes as follows:

	December 31, 2021	December 31, 2020
Computed “expected” income tax benefit	$(126,467)	(199,746)
Loss on conversions of notes and accrued interest	79,681	271,237
Amortization of debt discounts	56,459	213,277
Gain from derivative liability	(85,548)	(255,799)
Change in valuation allowance	75,875	(28,969)
Provision for income taxes	$-	-

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes for the year ended December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Federal and state NOL carryforward	$44,318	39,034
Other	-	-
Deferred tax assets	44,318	39,034
Less: Valuation allowance	(44,318)	(39,034)
Net deferred tax assets	$-	-

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered. The Company has established a valuation allowance against all its deferred tax assets.

All tax years of the Company and its United States subsidiaries remain subject to examination by the Internal Revenue Service.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

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

Agreements

On July 31, 2018, the Company executed Services Agreements with its newly appointed Chief Executive Officer (the “CEO”) and its newly appointed Chief Legal Officer (the “CLO”), for terms of five years. The Agreements provide for a monthly base salary of $10,000 for the CEO and a monthly base salary of $7,000 for the CLO. For the years ended December 31, 2020 and 2019, the Company expensed a total of $204,000 and $204,000, respectively, as officers compensation pursuant to these agreements. The Services Agreement with the CLO was terminated in October 26, 2021 in connection with his separation from the Company.

Sales Concentration

One customer accounted for 100% of sales in the year ended December 31, 2020.

NOTE K – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. The Company had no subsequent events that require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, Aitan Zacharin, who is our chief executive officer and acting chief financial officer (principal executive, financial and accounting officer), as of December 31, 2021, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our chief executive officer and acting chief financial officer (principal executive, financial and accounting officer) has concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, Aitan Zacharin, the Company’s chief executive officer and acting chief financial officer (principal executive, financial and accounting officer), and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Our management, including our chief executive officer and acting chief financial officer (principal executive, financial and accounting officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2021, our internal control over financial reporting was not effective.

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

Changes in Internal Controls

During the fourth quarter of 2021, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers as of the date of this annual report.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our other executive officers during the years ended December 31, 2021 and December 31, 2020.

					Non-Equity
				Stock	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)

Aitan Zacharin(1)	2021	$120,000	0	0	0	0	120,000
	2020	$120,000	0	0	0	0	120,000

Mark Radom(2)	2021	$31,000	0	0	0	0	31,000
	2020	$84,000	0	0	0	0	84,000

(1)	Mr. Zacharin became the Company’s principal executive officer, principal financial officer and Chairman of the Board of Directors on July 31, 2018. Mr. Zacharin has a monthly salary of $10,000.

(2)	Mr. Radom became the Company’s chief legal officer on July 31, 2018 and served until October 25, 2021. Mr. Radom had a monthly salary of $7,000.

Employment Agreements

We are party to an employment agreement with Aitan Zacharin our chief executive officer and were party to an employment agreement with Mark Radom, until his separation from the Company on October 26, 2021. The agreements are terminable at will. Under those agreements, Messrs. Zacharin and Radom receive or received monthly base salaries of $10,000 and $7,000, respectively.

Compensation of Directors

No compensation was paid to any non-employee director earned during the year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth certain information, as of the date of this report, with respect to any person (including any “group,” as that term is used in Section 13(d)(3) of the Exchange Act) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the SEC pursuant to Sections 13(d), 13(f), and 13(g) of the Exchange Act with respect to our common stock. As of the date of the prospectus, there were 478,638,436 shares of our common stock outstanding.

The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The following table lists, as at the date of this report, the number of shares of common stock of our Company that are beneficially owned by (a) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (b) each officer and director of our Company; and (c) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Name of Beneficial Owner or Identity of Group	Common Stock Beneficially Owned(1)	Percentage of Class(1)
Executive Officers and Directors

Aitan Zacharin	84,766,650	14.28%

All executive officers and directors as a group (one person)	84,766,650	14.28%

Other 5% or Greater Shareholders
Mark Radom	74,166,650	12.73%

Fernando Bisker	74,166,650	12.73%

Jona Kalfa	74,166,650	12.73%

Elisha Kalfa	74,166,650	12.73%

Sigalush Ventures LLC(2)	74,166,650	12.73%

(1) Represents shares of common stock issuable upon conversion of shares of Series A Preferred Stock held by the named beneficial owner.

(2) David Sencianes has voting and dispositive control over the shares held of record by Sigalush Ventures LLC.

Item 13. Certain Relationships and Related Transactions

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following summarizes fees paid during the years ended December 31, 2021 and December 31, 2020 to our independent registered public accounting firms for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements. For 2021 our independent registered public accounting firm was Fruci & Associates II, PLLC and for 2020 our independent registered public accounting firm was Michael T. Studer CPA P.C .

	2021	2020
Audit Fees	$13,500	$13,500
Tax Fees	Nil	Nil
Audited Related Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$13,500	$13,500

Item 15. Financial Statements and Exhibits

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements. The following consolidated financial statements and the report of our independent registered public accounting firm, are filed as “Item 8. Financial Statements and Supplementary Data” of this Report:

Reports of Independent Registered Public Accounting Firms (PCAOB ID: 5525)

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

Consolidated Statements of Stockholders’ Deficiency for the years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits.

The following exhibits are filed as part of this report:

No.	Description
3.1	Articles of Organization (previously filed with Form S-1 on June 20, 2017)
3.2	Notice of Conversion (previously filed with Form S-1 on June 20, 2017)
3.3	Articles of Incorporation (previously filed with Form S-1 on June 20, 2017)
3.4	Bylaws (previously filed with Form S-1 on June 20, 2017)
3.5	The Greater Cannabis Company, LLC Reinstatement State of Florida dated January 12, 2017 (previously filed with Form S-1 on June 20, 2017)
3.6	Articles of Organization GCC Investment Holdings, LLC dated July 20, 2017 (previously filed on Amendment No. 2 to Form S-1 on August 8, 2017)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on June 20, 2017)
10.1	Anti-Dilution Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated as of February 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.2	Licensing Agreement with Artemis Technologies (previously filed with Form S-1 on June 20, 2017)
10.3	Valvasone Trust Consulting Agreement dated as of December 24, 2016 (previously filed with Form S-1 on June 20, 2017)
10.4	Asset Acquisition Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated April 21, 2017 (previously filed with Form S-1 on June 20, 2017)
10.5	Collateral Agreement with SLMI Energy Holdings, LLC and Sylios Corp dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.6	Resale Certificate (previously filed with Form S-1 on June 20, 2017)
10.7	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of August 12, 2014 (previously filed with Form S-1 on June 20, 2017)
10.8	Board of Directors Services Agreement with Jimmy Wayne Anderson dated as of March 10, 2017 (previously filed with Form S-1 on June 20, 2017)
10.9	Promissory Note between The Greater Cannabis Company, Inc. and Expert Witness Locators dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.10	Promissory Note between The Greater Cannabis Company, Inc. and John T. Root, Jr. dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.11	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of March 31, 2017 (previously filed with Form S-1 on June 20, 2017)
10.12	Registration Rights Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.13	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.14	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.15	Escrow Agreement among The Greater Cannabis Company, Inc., Emet Capital Partners, LLC and Grushko & Mittman, P.C., as escrow agent, dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.16	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.17	Advisory Agreement between The Greater Cannabis Company, Inc. and MCAP, LLC dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.18	Convertible Promissory Note and Warrant Coverage between The Greater Cannabis Company, Inc. and Xeraflop Technologies, Inc. dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)

10.19	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.20	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.21	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.22	Waiver between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of January 9, 2018 (previously filed on Form 8-K on April 2, 2018)
10.23	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of January 9, 2018 (previously filed on Form 8-K on April 2, 2018)
10.24	Allonge made by The Greater Cannabis Company, Inc. to Emet Capital Partners, LLC dated March 28, 2018 (previously filed on Form 10-K on April 17, 2018)
10.25	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of March 28, 2018 (previously filed on Form 10-K on April 17, 2018)
10.26	Emet Exchange Agreement dated February 14, 2019 (previously filed with Form 8-K on February 15, 2019)
10.27	Eagle Convertible Note dated February 12, 2019 (previously filed with Form 8-K on February 15, 2019)
10.28	Eagle Securities Purchase Agreement dated February 12, 2019 (previously filed with Form 8-K on February 15, 2019)
10.29	Emet Certificate of Designation dated February 14, 2019 (previously filed with Form 8-K on February 15, 2019)
10.30	Aitan Zacharin Service Agreement dated July 31, 2018 (previously filed with Form 8-K on August 3, 2018)*
10.31	Mark Radom Service Agreement dated July 31, 2018 (previously filed with Form 8-K on August 3, 2018)*
10.32	Wayne Anderson Release and Debt Forgiveness Agreement dated July 31, 2018 (previously filed with Form 8-K on August 3, 2018)
10.33	Aitan Zacharin Indemnification Agreement dated July 31, 2018 (previously filed with Form 8-K on August 3, 2018)*
10.34	Mark Radom Indemnification Agreement dated July 31, 2018 (previously filed with Form 8-K on August 3, 2018)*
10.35	Wayne Anderson Consulting Agreement dated July 31, 2018 (previously filed with Form 8-K on August 3, 2018)
10.36	License Agreement with Pharmedica Ltd. date June 21, 2018 (previously filed with Form 8-K on August 3, 2018)

10.37	Emet Exchange Note 1 dated October 18, 2019 (previously filed with Form 8-K on October 18, 2019)
10.38	Emet Exchange Note 2 dated October 18, 2019 (previously filed with Form 8-K on October 18, 2019)
10.39	Emet Exchange Note 3 dated October 18, 2019 (previously filed with Form 8-K on October 18, 2019)
10.40	Emet Note Exchange Agreement dated October 18, 2019 (previously filed with Form 8-K on October 18, 2019)
10.41	Emet Warrant Note 1 dated October 18, 2019 (previously filed with Form 8-K on October 18, 2019)
10.42	Emet Warrant Note 2 dated October 18, 2019 (previously filed with Form 8-K on October 18, 2019)
10.43	Emet Warrant Note 3 dated October 18, 2019 (previously filed with Form 8-K on October 18, 2019)
10.44	Emet Warrant Note 4 dated October 18, 2019( previously filed with Form 8-K on October 18, 2019)
10.45	Emet Warrant Note Exchange Agreement dated October 18, 2019 (previously filed with Form 8-K on October 18, 2019)
10.46	Transfer Agent Letter dated October 18, 2019 (previously filed with Form 8-K on October 18, 2019)
10.47	GW Note dated January 27, 2020 (previously filed with Form 8-K on February 3, 2020)
10.48	GW Securities Purchase Agreement dated January 27, 2020 (previously filed with Form 8-K on February 3, 2020)
10.49	Form of FFG Note (previously filed with Form 8-K on March 16, 2021)
10.50	FFG Registration Rights Agreement dated March 11, 2021 (previously filed with Form 8-K on March 16, 2021)
10.51	FFG Amended Securities Purchase Agreement originally dated March 11, 2021 and amended June 7, 2021 (filed herewith)
10.52	FFG Warrant Agreement A dated March 11, 2021 (previously filed with Form 8-K on March 16, 2021)
10.53	FFG Warrant Agreement B dated March 11, 2021 (previously filed with Form 8-K on March 16, 2021)
10.54	FFG Warrant Agreement C dated March 11, 2021 (previously filed with Form 8-K on March 16, 2021)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

XBRL Exhibits will be filed by subsequent amendment.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Signatures	Title	Date

/s/ Aitan Zacharin	Chairman of the Board, President and Acting Chief Financial Officer	April 12, 2022
(Principal Executive, Financial and Accounting Officer)

