Form 10-Q
period 2022-03-31
Greater Cannabis Company, Inc.
filed 2022-05-16
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 508,638,436 shares of common stock as of May 13, 2022.

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

3

THE GREATER CANNABIS COMPANY, INC.

MARCH 31, 2022

FORM 10-Q

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2022 (unaudited) and December 31, 2021

	March 31, 2022	December 31, 2021
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$367,589	$377,520
Total current assets	367,589	377,520

OTHER ASSETS
Right of first refusal agreement cost (less accumulated amortization of $10,833 and $9,583)	14,167	15,417

Total assets	$381,756	$392,937

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$12,955	$11,705
Accrued interest	25,112	18,199
Accrued officers’ compensation	233,000	203,000
Loans payable to related parties	260,000	260,000
Notes payable to third parties (less debt discounts of $0 and $98,434, respectively)	467,437	369,095
Derivative liability	-	-
Total current liabilities and total liabilities	998,504	861,999

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 19,000,000 shares authorized, $.001 par value: Series A Convertible Preferred-issued and outstanding 9,111,998 and 9,111,998 shares, respectively	9,112	9,112
Common stock; 2,000,000,000 shares authorized, $.001 par value, as of March 31, 2022 and December 31, 2021, there are 508,638,436 and 508,638,436 shares outstanding, respectively	508,639	508,639
Additional paid-in capital	2,945,821	2,945,821
Accumulated deficit	(4,080,320)	(3,932,634)

Total stockholders’ (deficiency)	(616,748)	(469,062)
Total liabilities and stockholders’ (deficiency)	$381,756	$392,937

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2022 and 2021 (Unaudited)

	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$-	$-
Consulting fees	-	-
Total revenue	-	-

Cost of product sales	-	-
Gross profit (loss)	-	-

Operating Expenses:
Officers compensation	30,000	51,000
Amortization of Right of First Refusal Agreement cost	1,250	1,250
Other operating expenses	11,180	33,982
Total operating expenses	42,430	86,232

Income (loss) from operations	(42,430)	(86,232)

Other income (expenses):
Income (expense) from derivative liability	-	6,536
Loss on conversions of notes payable	-	(22,210)
Interest expense	(6,914)	(669)
Amortization of debt discounts	(98,342)	(12,078)
Total other income (expenses)	(105,256)	(28,421)

Income (loss) before provision for income taxes	(147,686)	(114,653)
Provision for income taxes	-	-

Net loss	$(147,686)	$(114,653)

Basic and diluted income (loss) per common share	$(.00)	$(.00)
Weighted average common shares outstanding-basic and diluted	508,638,436	477,746,352

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Series A Preferred				Additional
	stock		Common Stock		Paid in	Accumulated
For the three months ended	Shares	Amount	Shares	Amount	Capital	Deficit	Total
March 31, 2022:
Balances at December 31, 2021	9,111,998	$9,112	508,638,436	$508,639	$2,945,821	$(3,932,634)	$(469,062)
Net loss for the three months ended March 31, 2022						(147,686)	(147,686)
Balances at March 31, 2022	9,111,998	$9,112	508,638,436	$508,639	$2,945,821	$(4,080,320)	$(616,748)

For the three months ended March 31, 2021:

Balances at December 31, 2020	9,411,998	$9,412	464,843,318	$464,843	$2,576,365	$(3,330,408)	$(279,788)
Conversion of note payable ($22,500) and accrued interest ($814) into 13,795,118 shares of common stock (Fair Value of $45,524) for the three months ended March 31, 2021			13,795,118	13,796	31,728		45,524
Net loss for the three months ended March 31, 2021						(114,653)	(114,653)
Balances at March 31, 2021	9,411,998	$9,412	478,638,436	$478,639	$2,608,093	$(3,445,061)	$(348,917)

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2022 and 2021 (Unaudited)

	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(147,686)	$(114,653)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Loss on conversions of notes payable and accrued interest to common stock	-	22,210
(Income) expense from derivative liability	-	(6,536)
Amortization of Right of First Refusal Agreement cost	1,250	1,250
Amortization of debt discounts	98,342	12,078
Changes in operating assets and liabilities:
Prepaid officer compensation	-	10,000
Accounts payable	1,250	(2,250)
Accrued interest	6,913	670
Accrued officers’ compensation	30,000	31,000
Net cash used in operating activities	(9,931)	(46,231)

INVESTING ACTIVITIES
Purchase of Right of First Refusal Agreement	-	-
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from notes payable to third parties	-	250,000
Net cash provided by financing activities	-	250,000

NET INCREASE (DECREASE) IN CASH	(9,931)	203,769

CASH BALANCE, BEGINNING OF PERIOD	377,520	112,953

CASH BALANCE, END OF PERIOD	$367,589	$316,722

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-
Non-cash Investing and Financing Activities:
Initial derivative liability charged to debt discounts	$-	$250,000
Conversion of note payable ($22,500) and accrued interest ($814) into 13,795,118 shares of common stock (Fair Value of $45,524) for the three months ended March 31, 2021	$-	$45,524

The accompanying notes are an integral part of these consolidated financial statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

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

After the consummation of the above-described transactions, the Company switched its business model in fiscal 2018 and no longer intended to pursue E-commerce, advertising, licensing (except as specified below) or direct investment operations. Instead, the Company is now engaged in the development and commercialization of innovative cannabinoid therapeutics.

From July 2018 through mid-2021, the Company focused on commercializing its own and licensed technologies worldwide for transmucosal and transdermal delivery of legal medical or recreational cannabis (other than in the field of oral care) and cannabinoids. The Company’s initial product was an oral transmucosal patch platform which for provides for loaded actives to be absorbed by the buccal mucosa into the body. Although the Company was able to launch the product and received some limited initial orders, the Company’s management ultimately elected to pursue other opportunities which they believed offered the Company greater potential for growth and ultimate profitability.

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

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The interim financial statements as of March 31, 2022 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022.

Certain information and finance disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2021 as included in our report on Form 10-K.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2022, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the Three Months Ended March 31, 2022 and 2021

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

For the Three Months Ended March 31, 2022 and 2021

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

For the Three Months Ended March 31, 2022 and 2021

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

For the Three Months Ended March 31, 2022 and 2021

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

For the Three Months Ended March 31, 2022 and 2021

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of March 31, 2022, the Company had cash of $367,589, total current liabilities of $998,504, and negative working capital of $630,915. For the three months ended March 31, 2022, we incurred a net loss of $147,686 and used $9,931 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

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

NOTE C- NOTE RECEIVABLE

On June 10, 2020, in anticipation of developing a CBD business with Kol Tuv Ventures, LLC (the “Borrower”) (see Note D), the Company agreed to lend the Borrower USD $50,000 to be repaid either (a) out of available cash as soon as practicable, including from sales of Bob Ross cosmetic products, or (b) on the date that is 18 months from the date thereof, whichever is earlier (the “Maturity Date”). The Loan shall not bear interest except to the extent that any part of the Loan remains outstanding as at the Maturity Date, in which case the following sentence applies. From the date after the Maturity Date and onward, the outstanding principal amount of the Loan shall bear interest at a rate of 2% per annum. Any payment of cash to be made by Borrower to Lender shall be applied first to outstanding principal and second to any accrued, but unpaid, interest. As of December 31, 2021, the Company recorded an allowance of doubtful account in the full amount of $36,750.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

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

NOTE E - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	March 31, 2022	December 31, 2021

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$260,000	$260,000

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

NOTE F - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	March 31, 2022	December 31, 2021

Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	$375	$375
Convertible Promissory Note dated March 15, 2021 payable to FirstFire Global Opportunities Fund, LLC (“FF”), interest at 6%, due March 11, 2022-less unamortized debt discount of $0 and $98,434, respectively. (i)	467,062	368,720
Total	$467,437	$369,095

(i)	On March 15, 2021, we issued a 6% Convertible Promissory Note to FirstFire Global Opportunities Fund, LLC (“FF”), having a principal amount of $545,000 and an initial tranche principal amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note”). In connection with the FF Note, we and FF entered into a registration rights agreement, three warrant agreements and a securities purchase agreement. On June 30, 2021, we issued the final tranche principle amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note). The FF Note will mature on March 11, 2022. The FF Note may be pre-paid in whole or in part by paying FF the following premiums:

PREPAY DATE	PREPAY AMOUNT
≤ 30 days	105% * (Principal + Interest (“P+I”)
31- 60 days	110% * (P+I)
61-90 days	115% * (P+I)
91-120 days	120% * (P+I)
121-150 days	125% * (P+I)
151-180 days	130% * (P+I)

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

Any amount of principal or interest on the FF Note, which is not paid when due shall bear interest at the rate of twenty-four (24%) per annum from the due date thereof until the same is paid (“Default Interest”). FF has the right beginning on the date which is the earlier of (i) the date the Registration Statement (as defined below) covering the shares issuable upon conversion of the FFG Notes is declared effective by the Securities and Exchange Commission (the “SEC”) or (ii) one hundred eighty (180) days following the Issue Date to convert all or any part of the outstanding and unpaid principal amount of the FF Note into fully paid and non-assessable shares of our common stock at the conversion price (the “Conversion Price”). The Conversion Price shall be, equal to 70% of the average closing price of our common stock for the five prior trading days prior to the date that a registration statement in respect of the shares into which is the FF Note is convertible is declared effective. The FF Note contains other customary terms found in like instruments for conversion price adjustments. In the case of an Event of Default (as defined in the Note), the FF Note shall become immediately due and payable in an amount (the “Default Amount”) equal to the principal amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by one hundred twenty-five percent (125%) and interest shall accrue at the rate of Default Interest. Certain events of default will result in further penalties. Default obligations have been waived.

Copies of Warrant A, Warrant B and Warrant C are attached as Exhibits 10.4, 10.5 and 10.6 to our current report on Form 8-K dated March 16, 2021.

The valuation of the above warrants issued and recorded during the three months ended June 30, 2021 was $262,429.

See NOTE -H WARRANTS

NOTE G - DERIVATIVE LIABILITY

The derivative liability consists of:

	March 31, 2022	December 31, 2021
Convertible Promissory Note dated March 15, 2021 and June 30, 2021 payable to FirstFire Global Opportunities Fund, LLC, See Note F (i) Due March 11, 2022	$-	$-
Total derivative liability	$-	$-

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

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

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

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

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

During the three months ended March 31, 2021, the Company recorded the conversion of note payable ($22,500) and accrued interest ($814) into 13,795,118 shares of common stock (Fair Value of $45,525).

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

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

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

The valuation of the above warrants issued and recorded during the three months ended June 30, 2021 was $262,429.

NOTE I - INCOME TAXES

The Company and its United States subsidiaries file consolidated Federal income tax returns. Green C Corporation, its Ontario Canada subsidiary, files Canada and Ontario income tax returns.

At March 31, 2022 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is not more likely than not that the benefits will be realized. If there are significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

All tax years of the Company and its United States subsidiaries remain subject to examination by the Internal Revenue Service.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

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

Agreements

On July 31, 2018, the Company executed Services Agreements with its newly appointed Chief Executive Officer (the “CEO”) and its newly appointed Chief Legal Officer (the “CLO”), for terms of five years. The Agreements provide for a monthly base salary of $10,000 for the CEO and a monthly base salary of $7,000 for the CLO. For the years ended December 31, 2021 and 2020 the Company expensed a total of $204,000 and $204,000, respectively, as officers compensation pursuant to these agreements. The Services Agreement with the CLO was terminated on October 26, 2021 in connection with his separation from the Company.

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

Dr. Aran’s pioneering study assessed safety, tolerability and efficacy of CBD based medical cannabis as an adjuvant therapy for refractory behavioral problems in children with ASD. The results provided very compelling evidence that medical cannabis is an effective therapy for children on the autism spectrum. Conditions in 80% of the children improved, with 62% of parents reporting substantial improvements. Half of the children had improved communication and 40% reported a decrease in anxiety. The same children had not shown improvement with conventional drug therapies. Dr. Aran and his team have now developed a novel combination therapy that is believed to be significantly more effective than the cannabis-only formulation that had been used in the aforementioned study. The Company plans to further develop this therapeutic and conduct clinical studies to further substantiate its safety and efficacy beginning in neuropsychiatric disorders.

The clinical studies of the therapeutic are expected to require an investment of up to $1,000,000 and up to two years to finalize.

The Company’s current business plan is to (i) conduct clinical studies on and commercialize the cannabinoid-based therapeutic and (ii) concentrate on cannabis related investment and development opportunities through direct equity investments, joint ventures, licensing agreements or acquisitions.

Results of operations

The Company had no revenue during each of the three months ended March 31, 2022 and 2021.

Our operating expenses in the three months ended March 31, 2022 decreased to $42,430, from $86,232 for the same period of 2021. Major operating expenses include officers compensation of $30,000, amortization expense, professional fees and research and development costs. The decrease from the 2021 quarter to the 2022 quarter was primarily a result of $21,000 officers compensation and legal and professional expenses.

Other income and (expenses) was $(105,256) for the three months ended March 31, 2022, as compared to $(28,421) for the same quarter in 2021. Derivative liability income decreased by $6,536, loss on conversion of notes payable and accrued interest to common stock decreased by $22,210, and amortization of debt discounts decreased by $86,264.

Our net loss for the three months ended March 31, 2022, was $147,686 as compared to the net loss of $114,653 during the same quarter in 2021.

Liquidity and Capital Resources

We had $367,589 cash at March 31, 2022, compared to $377,520 at December 31, 2021.

At March 31, 2022, we had $467,437 in principal amount of outstanding notes to third parties compared to $369,095 at December 31, 2021.

The proceeds from loans and convertible debentures as well as cash on hand is being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the three months ended March 31, 2022 and 2021.

	March 31, 2022	March 31, 2021
Net cash used in operating activities	$(9,931)	$(46,231)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	250,000
Net increase in cash	$(9,931)	203,769

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

ITEM 4. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, Aitan Zacharin, the Company’s Chief Executive Officer and Chief Financial Officer (principal executive, financial and accounting officer), and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Our chief executive officer and acting chief financial officer (principal executive, financial and accounting officer, assessed the effectiveness of our internal control over financial reporting at March 21, 2022, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of March 31, 2022, our internal controls over financial reporting was not effective for the reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

As set forth in that Report the Company intends to take various remedial measures described therein as its capital resources permit.

Changes in Internal Controls

During the quarter ended March 31, 2022, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

THE GREATER CANNABIS COMPANY, INC.

May 16, 2022	/s/ Aitan Zacharin
Chief Executive Officer
(Principal executive, financial and accounting officer).

