Form 10-Q
period 2022-06-30
Greater Cannabis Company, Inc.
filed 2022-08-15
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 533,638,436 shares of common stock as of August 12, 2022.

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

As used in this quarterly report, “Greater Cannabis,” the “Company,” “we,” “us,” or “our” refer to The Greater Cannabis Company, Inc., and its subsidiary unless otherwise indicated.

3

THE GREATER CANNABIS COMPANY, INC.

JUNE 30, 2022

FORM 10-Q

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2022 (unaudited) and December 31, 2021

	June 30, 2022	December 31, 2021
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$311,197	$377,520
Total current assets	311,197	377,520

OTHER ASSETS
Right of first refusal agreement cost (less accumulated amortization of $12,083 and $9,583)	12,917	15,417

Total assets	$324,114	$392,937

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$8,346	$11,705
Accrued interest	31,984	18,199
Accrued officers’ compensation	223,000	203,000
Loans payable to related parties	260,000	260,000
Notes payable to third parties (less debt discounts of $0 and $98,434, respectively)	442,437	369,095
Derivative liability	-	-
Total current liabilities and total liabilities	965,767	861,999

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 19,000,000 shares authorized, $.001 par value: Series A Convertible Preferred-issued and outstanding 9,111,998 and 9,111,998 shares, respectively	9,112	9,112
Common stock; 2,000,000,000 shares authorized, $.001 par value, as of June 30, 2022 and December 31, 2021, there are 533,638,436 and 508,638,436 shares outstanding, respectively	533,639	508,639
Additional paid-in capital	2,958,321	2,945,821
Accumulated deficit	(4,142,725)	(3,932,634)

Total stockholders’ (deficiency)	(641,653)	(469,062)
Total liabilities and stockholders’ (deficiency)	$324,114	$392,937

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2022 and 2021 (Unaudited)

	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$-	$12,630
Total revenue	-	12,630

Cost of product sales	-	12,655
Gross profit (loss)	-	(25)

Operating Expenses:
Officers’ compensation	60,000	102,000
Amortization of Right of First Refusal Agreement cost	2,500	2,500
Other operating expenses	22,964	44,181
Total operating expenses	85,464	148,681

Income (loss) from operations	(85,464)	(148,706)

Other income (expenses):
Income (expense) from derivative liability	-	407,370
Loss on conversions/issuances of notes payable	(12,500)	(326,718)
Interest expense	(13,785)	(4,794)
Amortization of debt discounts	(98,342)	(80,769)
Total other income (expenses)	(124,627)	(4,911)

Income (loss) before provision for income taxes	(210,091)	(153,617)
Provision for income taxes	-	-

Net loss	$(210,091)	$(153,617)

Basic and diluted income (loss) per common share	$(.00)	$(.00)
Weighted average common shares outstanding-basic and diluted	512,805,103	478,192,394

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2022 and 2021 (Unaudited)

	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$-	$12,630
Total revenue		12,630

Cost of product sales	-	12,655
Gross profit (loss)	-	(25)

Operating Expenses:
Officers’ compensation	30,000	51,000
Amortization of Right of First Refusal Agreement cost	1,250	1,250
Other operating expenses	11,784	10,199
Total operating expenses	43,034	62,449

Income (loss) from operations	(43,034)	(62,474)

Other income (expenses):
Income (expense) from derivative liability	-	400,834
Loss on conversions/issuances of notes payable	(12,500)	(304,508)
Interest expense	(6,871)	(4,125)
Amortization of debt discounts	-	(68,691)
Total other income (expenses)	(19,371)	23,510

Income (loss) before provision for income taxes	(62,405)	(38,964)
Provision for income taxes	-	-

Net income (loss)	$(62,405)	$(38,964)

Basic and diluted income (loss) per common share	$(.00)	$(.00)
Weighted average common shares outstanding-basic and diluted	516,971,769	478,638,436

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Six and Three Months Ended June 30, 2022 and 2021

(Unaudited)

	Series A Preferred				Additional
	stock		Common Stock		Paid in	Accumulated
For the six months ended	Shares	Amount	Shares	Amount	Capital	Deficit	Total
June 30, 2022:
Balances at December 31, 2021	9,111,998	$9,112	508,638,436	$508,639	$2,945,821	$(3,932,634)	$(469,062)

Net loss for the three months ended March 31, 2022						(147,686)	(147,686)
Balances at March 31, 2022	9,111,998	$9,112	508,638,436	$508,639	$2,945,821	$(4,080,320)	$(616,748)

Conversion of note payable ($25,000) and accrued interest ($0) into 25,000,000 shares of common stock (Fair Value of $37,500) for the three months ended June 30, 2022			25,000,000	25,000	12,500		37,500
Net loss for the three months ended June 30, 2022						(62,405)	(62,405)

Balances at June 30, 2022	9,111,998	$9,112	533,638,436	$533,639	$2,958,321	$(4,142,725)	$(641,653)

For the six months ended:
June 30, 2021
Balances at December 31, 2020	9,411,998	$9,412	464,843,318	$464,843	$2,576,365	$(3,330,408)	$(279,788)
Conversion of note payable ($22,500) and accrued interest ($814) into 13,795,118 shares of common stock (Fair Value of $45,524) for the three months ended March 31, 2021			13,795,118	13,796	31,728		45,524
Net loss for the three months ended March 31, 2021						(114,653)	(114,653)
Balances at March 31, 2021	9,411,998	$9,412	478,638,436	$478,639	$2,608,093	$(3,445,061)	$(348,917)
Valuation of warrants					262,429		262,429
Conversion of FirstFire note				5,000	34,000		39,000
Net loss for the three months ended June 30, 2021						(38,964)	(38,964)
Balances at June 30, 2021	9,411,998	$9,412	478,638,436	$483,639	$2,904,522	$(3,484,025)	$(86,452)

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(210,091)	$(153,617)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Loss on conversion of notes payable to common stock	12,500	326,718
(Income) expense from derivative liability	-	(407,370)
Amortization of Right of First Refusal Agreement cost	2,500	2,500
Amortization of debt discounts	98,342	80,769
Changes in operating assets and liabilities:
Prepaid officer compensation	-	10,000
Accounts payable	(3,359)	(4,818)
Accrued interest	13,785	4,795
Accrued salaries	20,000	57,000
Net cash used in operating activities	(66,323)	(84,023)

INVESTING ACTIVITIES
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from notes payable to third parties	-	500,000
Net cash provided by financing activities	-	500,000

NET INCREASE (DECREASE) IN CASH	(66,323)	415,977

CASH BALANCE, BEGINNING OF PERIOD	377,520	112,953

CASH BALANCE, END OF PERIOD	$311,197	$528,930

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-
Non-cash Investing and Financing Activities:
Initial derivative liability charged to debt discounts	$-	$500,000
Issuances of warrants	$-	$296,428
Conversion of note payable ($22,500) and accrued interest ($814) into 13,795,118 shares of common stock (Fair Value of $45,524) for the three months ended March 31, 2021	$-	$45,524

Conversion of note payable ($25,000) and accrued interest ($0) into 25,000,000 shares of common stock (Fair Value of $37,500) for the three months ended June 30, 2022	$37,500	$-

The accompanying notes are an integral part of these consolidated financial statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 31, 2022 and 2021

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

From July 2018 through mid-2021, the Company focused on commercializing its own and licensed technologies worldwide for transmucosal and transdermal delivery of legal medical or recreational cannabis (other than in the field of oral care) and cannabinoids. The Company’s initial product was an oral transmucosal patch platform which provides for loaded actives to be absorbed by the buccal mucosa into the body. Although the Company was able to launch the product and received some limited initial orders, the Company’s management ultimately elected to pursue other opportunities which they believed offered the Company greater potential for growth and ultimate profitability.

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

Principles of Consolidation

The consolidated financial statements include the accounts of The Greater Cannabis Company, Inc., and its wholly owned subsidiary Biocanrx, Inc. All intercompany balances and transactions have been eliminated in consolidation.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The interim financial statements as of June 30, 2022 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the six months ended June 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of June 30, 2022, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the Six Months Ended June 30, 2022 and 2021

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

For the Six Months Ended June 30, 2022 and 2021

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

For the Six Months Ended June30, 2022 and 2021

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

For the Six Months Ended June 30, 2022 and 2021

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Financial Instruments—Credit Losses (Topic 326) amends guideline on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of the adoption of ASU 2016-13 on our financial statements. This ASU was amended to extend the implementation date to years beginning after December 15,2022 for smaller reporting companies.

This was implemented in 2020 and did not have a material impact on the financial statements.

Other standards not presented are not deemed to be material.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of June 30, 2022, the Company had cash of $311,197, total current liabilities of $965,767, and negative working capital of $654,570. For the six months ended June 30, 2022, we incurred a net loss of $210,091 and used $66,323 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through June 2023.

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

For the Six Months Ended June 30, 2022 and 2021

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

NOTE E - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	June 30, 2022	December 31, 2021

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$260,000	$260,000

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

NOTE F - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	June 30, 2022	December 31, 2021

Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	$375	$375
Convertible Promissory Note dated March 15, 2021 payable to FirstFire Global Opportunities Fund, LLC (“FF”), interest at 6%, due March 11, 2022-less unamortized debt discount of $0 and $98,434, respectively. (i)	442,062	368,720
Total	$442,437	$369,095

(i)	On March 15, 2021, we issued a 6% Convertible Promissory Note to FirstFire Global Opportunities Fund, LLC (“FF”), having a principal amount of $545,000 and an initial tranche principal amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note”). In connection with the FF Note, we and FF entered into a registration rights agreement, three warrant agreements and a securities purchase agreement. On June 30, 2021, we issued the final tranche principle amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note). The FF Note had an original maturity date of March 11, 2022, which was extended to April 30, 2023 by agreement between the parties dated May 1, 2022, which agreement also waiver certain defaults under the FF Note. The FF Note may be pre-paid in whole or in part by paying FF the following premiums:

PREPAY DATE	PREPAY AMOUNT
≤ 30 days	105% * (Principal + Interest (“P+I”)
31- 60 days	110% * (P+I)
61-90 days	115% * (P+I)
91-120 days	120% * (P+I)
121-150 days	125% * (P+I)
151-180 days	130% * (P+I)

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

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

See NOTE -H WARRANTS

NOTE G - DERIVATIVE LIABILITY

The derivative liability consists of:

	June 30, 2022	December 31, 2021
Convertible Promissory Note dated March 15, 2021 and June 30, 2021 payable to FirstFire Global Opportunities Fund, LLC, See Note F (i) Due March 11, 2022	$-	$-
Total derivative liability	$-	$-

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

For the Six Months Ended June 30, 2022 and 2021

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

On June 1, 2022, the Company issued 25,000,000 shares for the conversion of $25,000 principal on the FirstFire note dated March 5, 2021 at a conversion price of $.001.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

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

At June 30, 2022 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is not more likely than not that the benefits will be realized. If there are significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

All tax years of the Company and its United States subsidiaries remain subject to examination by the Internal Revenue Service.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

From July 2018 through mid-2021, Greater Cannabis focused on commercializing its own and licensed technologies worldwide for transmucosal and transdermal delivery of legal medical or recreational cannabis (other than in the field of oral care) and cannabinoids (“CBD”). While part of the cannabis family, CBD, which contains less than 0.3% tetrahydrocannabinol (“THC”), the psychoactive compound that produces the “high” in marijuana, is distinguished from cannabis by its use, physical appearance and lower THC concentration (cannabis generally has a THC level of 10% or more). The Company’s initial product was an oral transmucosal patch platform which provides for loaded actives to be absorbed by the buccal mucosa into the body. Although the Company was able to launch the product and received some limited initial orders, Greater Cannabis management ultimately elected to pursue other opportunities which they believed offered the Company greater potential for growth and ultimate profitability.

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

4

Results of operations

Three months ended June 30, 2022 as compared to three months ended June 30, 2021

The Company had no revenue during the three months ended June 30, 2022, as compared to revenue from sales of its oral transmucosal patch platform of $12,630 for the three months ended June 30, 2021. Cost of product sales was $-0- and $12,655 for the 2022 and 2021 quarters respectively and the Company incurred gross profit (loss) of $25 for the 2021 quarter. As noted above, the Company shifted its focus from that product in the second half of 2021.

Our operating expenses for the three months ended June 30, 2022 decreased $19,440 to $43,034, from $62,449 for the 2021 quarter. Operating expenses include officers’ compensation and professional fees. The decrease from the 2021 quarter to the 2022 quarter was primarily a result of a reduction of $21,000 in officers compensation, offset by an increase in other operating expenses of $1,585.

Other income and (expenses) was $(19,371) for the three months ended June 30, 2022, as compared to $23,510 for the same quarter in 2021. Loss on conversion of notes payable decreased by $292,008 and amortization of debt discounts decreased by $68,691 for the three months ended June 30, 2022 as compared to the same quarter 2021.

Our net loss for the three months ended June 30, 2022 was $62,405 as compared to the net loss of $38,964 for the same quarter in 2021.

Six months ended June 30, 2022 as compared to six months ended June 30, 2021

The Company had no revenue during the six months ended June 30, 2022, as compared to revenue from sales of its oral transmucosal patch platform of $12,630 for the six months ended June 30, 2021. Cost of product sales was $-0- and $12,655 for the 2022 and 2021 periods respectively and the Company incurred gross profit (loss) of $25 for the 2021 period. As noted above, the Company shifted its focus from that product in the second half of 2021.

Our operating expenses for the six months ended June 30, 2022 decreased $63,217 to $85,464, from $148,681 for the 2021 period. Operating expenses include officers’ compensation and professional fees. The decrease from the 2021 period to the 2022 period was primarily a result of a reduction of $42,000 in officers compensation and decreased other operating expenses of $21,217.

Other income and (expenses) was $(124,627) for the six months ended June 30, 2022, as compared to $(4,911) for the same period in 2021. Derivative liability income decreased by $407,370, loss on conversion of notes payable and accrued interest to common stock decreased by $314,218 and amortization of debt discounts increased by $17,573.

Our net loss for the six months ended June 30, 2022 was $210,091 as compared to the net loss of $153,617 for the same period in 2021.

Liquidity and Capital Resources

We had $311,197 cash at June 30, 2022, compared to $377,520 at December 31, 2021.

At June 30, 2022, we had $442,437 in principal amount of outstanding notes to third parties compared to $369,095 at December 31, 2021.

The proceeds from loans and convertible debentures as well as cash on hand is being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the six months ended June 30, 2022 and 2021.

	June 30, 2022	June 30, 2021
Net cash used in operating activities	$(66,323)	$(84,023)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	500,000
Net increase (decrease) in cash	$(66,323)	415,977

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

ITEM 4. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, Aitan Zacharin, the Company’s Chief Executive Officer (our principal executive, financial and accounting officer), and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Our Chief Executive Officer (our principal executive, financial and accounting officer, assessed the effectiveness of our internal control over financial reporting at June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of June 30, 2022, our internal controls over financial reporting was not effective for the reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

As set forth in that Report the Company intends to take various remedial measures described therein as its capital resources permit.

Changes in Internal Controls

During the quarter ended June 30, 2022, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

THE GREATER CANNABIS COMPANY, INC.

August 15, 2022	/s/ Aitan Zacharin
Chief Executive Officer
(Principal executive, financial and accounting officer).

9