Form 10-Q
period 2022-09-30
Greater Cannabis Company, Inc.
filed 2022-11-14
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 668,638,436 shares of common stock as of November 14, 2022.

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

3

THE GREATER CANNABIS COMPANY, INC.

September 30, 2022

FORM 10-Q

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2022 (unaudited) and December 31, 2021

	September 30, 2022	December 31, 2021
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$289,094	$377,520
Total current assets	289,094	377,520

OTHER ASSETS
Right of first refusal agreement cost (less accumulated amortization of $13,333 and $9,583)	11,667	15,417

Total assets	$300,761	$392,937

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$14,297	$11,705
Accrued interest	37,456	18,199
Accrued officers’ compensation	243,000	203,000
Loans payable to related parties	260,000	260,000
Notes payable to third parties (less debt discounts of $0 and $98,434, respectively)	307,437	369,095
Derivative liability	-	-
Total current liabilities and total liabilities	862,190	861,999

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 19,000,000 shares authorized, $.001 par value: Series A Convertible Preferred-issued and outstanding 9,111,998 and 9,111,998 shares, respectively	9,112	9,112
Common stock; 2,000,000,000 shares authorized, $.001 par value, as of September 30, 2022 and December 31, 2021, there are 668,638,436 and 508,638,436 shares outstanding, respectively	668,639	508,639
Additional paid-in capital	3,006,321	2,945,821
Accumulated deficit	(4,245,501)	(3,932,634)

Total stockholders’ (deficiency)	(561,429)	(469,062)
Total liabilities and stockholders’ (deficiency)	$300,761	$392,937

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$-	$12,630
Total revenue	-	12,630

Cost of product sales	-	12,655
Gross (loss)	-	(25)

Operating Expenses:
Officers’ compensation	90,000	121,000
Amortization of Right of First Refusal Agreement cost	3,750	3,750
Other operating expenses	41,018	98,269
Total operating expenses	134,768	223,019

Loss from operations	(134,768)	(223,044)

Other income (expenses):
Income (expense) from derivative liability	-	407,370
Loss on conversions/issuances of notes payable	(60,500)	(379,434)
Interest expense	(19,257)	(12,272)
Amortization of debt discounts	(98,342)	(198,515)
Total other expenses	(178,099)	(182,851)

Loss before provision for income taxes	(312,867)	(405,895)
Provision for income taxes	-	-

Net loss	$(312,867)	$(405,895)

Basic and diluted loss per common share	$(.00)	$(.00)
Weighted average common shares outstanding-basic and diluted	547,842,325	483,124,241

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2022 and 2021 (Unaudited)

	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$-	$-
Total revenue	-	-

Cost of product sales	-	-
Gross loss	-	-

Operating Expenses:
Officers’ compensation	30,000	19,000
Amortization of Right of First Refusal Agreement cost	1,250	1,250
Other operating expenses	18,054	54,088
Total operating expenses	49,304	74,338

Loss from operations	(49,304)	(74,338)

Other income (expenses):
Loss on conversions/issuances of notes payable	(48,000)	(52,716)
Interest expense	(5,472)	(7,478)
Amortization of debt discounts	-	(117,746)
Total other expenses	(53,472)	(177,940)

Loss before provision for income taxes	(102,776)	(252,278)
Provision for income taxes	-	-

Net loss	$(102,776)	$(252,278)

Basic and diluted loss per common share	$(.00)	$(.00)
Weighted average common shares outstanding-basic and diluted	617,916,769	492,984,603

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Nine and Three Months Ended September 30, 2022 and 2021

(Unaudited)

	Series A Preferred				Additional
	stock		Common Stock		Paid in	Accumulated
For the nine months ended	Shares	Amount	Shares	Amount	Capital	Deficit	Total
September 30, 2022:
Balances at December 31, 2021	9,111,998	$9,112	508,638,436	$508,639	$2,945,821	$(3,932,634)	$(469,062)

Net loss for the three months ended March 31, 2022						(147,686)	(147,686)
Balances at March 31, 2022	9,111,998	$9,112	508,638,436	$508,639	$2,945,821	$(4,080,320)	$(616,748)

Conversion of note payable ($25,000) and accrued interest ($0) into 25,000,000 shares of common stock (Fair Value of $37,500) for the three months ended June 30, 2022			25,000,000	25,000	12,500		37,500

Net loss for the three months ended June 30, 2022						(62,405)	(62,405)
Balances at June 30, 2022	9,111,998	$9,112	533,638,436	$533,639	$2,958,321	$(4,142,725)	$(641,653)
Conversion of notes payable ($135,000) and accrued interest ($0) into 135,000,000 shares of common stock (Fair Value of $135,000) for the three months ended September 30, 2022			135,000,000	135,000	48,000		183,000
Net loss for the three months ended September 30, 2022						(102,776)	(102,776)
Balances at September 30, 2022	9,111,998	$9,112	668,638,436	$668,639	$3,006,321	$(4,245,501)	$(561,429)

For the nine months ended:
September 30, 2021
Balances at December 31, 2020	9,411,998	$9,412	464,843,318	$464,843	$2,576,365	$(3,330,408)	$(279,788)
Conversion of note payable ($22,500) and accrued interest ($814) into 13,795,118 shares of common stock (Fair Value of $45,524) for the three months ended March 31, 2021			13,795,118	13,796	31,728		45,524

Net loss for the three months ended March 31, 2021						(114,653)	(114,653)
Balances at March 31, 2021	9,411,998	$9,412	478,638,436	$478,639	$2,608,093	$(3,445,061)	$(348,917)

Valuation of warrants					262,429		262,429
Conversion of FirstFire note			5,000,000	5,000	34,000		39,000
Net loss for the three months ended June 30, 2021						(38,964)	(38,964)

Balances at June 30, 2021	9,411,998	$9,412	483,638,436	$483,639	$2,904,522	$(3,484,025)	$(86,452)

Conversion of FirstFire note			10,000,000	10,000	55,999		65,999
Converted 300,000 shares of of Series A Preferred Shares into 15,000,000 shares of common stock	(300,000)	(300)	15,000,000	15,000	(14,700)
Net loss for the three months ended September 30, 2021						(252,278)	(252,278)
Balances at September 30, 2021	9,111,998	$9,112	508,638,436	$508,639	$2,945,821	$(3,736,303)	$(272,731)

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(312,867)	$(405,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on conversion of notes payable to common stock	60,500	379,434
(Income) expense from derivative liability	-	(407,370)
Amortization of Right of First Refusal Agreement cost	3,750	3,750
Amortization of debt discounts	98,342	198,515
Changes in operating assets and liabilities:
Prepaid officer compensation	-	10,000
Accounts payable	2,592	1,699
Accrued interest	19,257	12,272
Accrued salaries	40,000	51,000
Net cash used in operating activities	(88,426)	(156,595)

INVESTING ACTIVITIES
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from notes payable to third parties	-	500,000
Net cash provided by financing activities	-	500,000

NET INCREASE (DECREASE) IN CASH	(88,426)	343,405

CASH BALANCE, BEGINNING OF PERIOD	377,520	112,953

CASH BALANCE, END OF PERIOD	$289,094	$456,358

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-
Non-cash Investing and Financing Activities:
Initial derivative liability charged to debt discounts	$-	$500,000
Issuances of warrants	$-	$296,428
Conversion of note payable ($22,500) and accrued interest ($814) into 13,795,118 shares of common stock (Fair Value of $45,524) for the three months ended March 31, 2021	$-	$45,524

Conversion of notes payable ($135,000) and accrued interest ($0) into 135,000,000 shares of common stock (Fair Value of $183,000) for the three months ended September 30, 2022	$183,000	$-
Conversion of note payable ($25,000) and accrued interest ($0) into 25,000,000 shares of common stock (Fair Value of $37,500) for the three months ended June 30, 2022	$37,500	$-

The accompanying notes are an integral part of these consolidated financial statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

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

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The interim financial statements as of September 30, 2022 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2022, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the Nine Months Ended September 30, 2022 and 2021

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

For the Nine Months Ended September 30, 2022 and 2021

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

For the Nine Months Ended September 30, 2022 and 2021

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

For the Nine Months Ended September 30, 2022 and 2021

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

For the Nine Months Ended September 30, 2022 and 2021

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of September 30, 2022, the Company had cash of $289,094, total current liabilities of $862,190, and negative working capital of $573,096. For the nine months ended September 30, 2022, we incurred a net loss of $312,867 and used $88,426 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through September 2023.

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

For the Nine Months Ended September 30, 2022 and 2021

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

NOTE E - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	September 30, 2022	December 31, 2021

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$260,000	$260,000

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

NOTE F - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	September 30, 2022	December 31, 2021

Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	$375	$375
Convertible Promissory Note dated March 15, 2021 payable to FirstFire Global Opportunities Fund, LLC (“FF”), interest at 6%, due March 11, 2022-less unamortized debt discount of $0 and $98,434, respectively. (i)	307,062	368,720
Total	$307,437	$369,095

(i)	On March 15, 2021, we issued a 6% Convertible Promissory Note to FirstFire Global Opportunities Fund, LLC (“FF”), having a principal amount of $545,000 and an initial tranche principal amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note”). In connection with the FF Note, we and FF entered into a registration rights agreement, three warrant agreements and a securities purchase agreement. On June 30, 2021, we issued the final tranche principle amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note). The FF Note had an original maturity date of March 11, 2022, which was extended to April 30, 2023 by agreement between the parties dated May 1, 2022, which agreement also waiver certain defaults under the FF Note. will mature on.

On June 1, 2022, the Company issued 25,000,000 shares for the conversion of $25,000 principal on the FirstFire note dated March 5, 2021 at a conversion price of $.001.

During the three months ended September 30, 2022, the Company issued 135,000,000 shares for the conversion of $135,000 principal on the FirstFire note dated March 5, 2021 at a conversion price of $.001.

The FF Note may be pre-paid in whole or in part by paying FF the following premiums:

PREPAY DATE	PREPAY AMOUNT
≤ 30 days	105% * (Principal + Interest (“P+I”)
31- 60 days	110% * (P+I)
61-90 days	115% * (P+I)
91-120 days	120% * (P+I)
121-150 days	125% * (P+I)
151-180 days	130% * (P+I)

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

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

See NOTE -H WARRANTS

NOTE G - DERIVATIVE LIABILITY

The derivative liability consists of:

	September 30, 2022	December 31, 2021
Convertible Promissory Note dated March 15, 2021 and June 30, 2021 payable to FirstFire Global Opportunities Fund, LLC, See Note F (i) Due March 11, 2022	$-	$-
Total derivative liability	$-	$-

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

For the Nine Months Ended September 30, 2022 and 2021

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

For the Nine Months Ended September 30, 2022 and 2021

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

During the three months ended September 30, 2022, the Company issued 135,000,000 shares for the conversion of $135,000 principal on the FirstFire note dated March 5, 2021 at a conversion price of $.001.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

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

At September 30, 2022 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is not more likely than not that the net operating losses will be limited.

All tax years of the Company and its United States subsidiaries remain subject to examination by the Internal Revenue Service.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

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

On October 7, 2022 the company announced in a press release that it has submitted a clinical trial application to the Israel Ministry of Health for approval of a Phase II clinical trial to study the safety and efficacy of its neuroprotective cannabinoid therapeutic to treat autism related spectrum disorders (ASD) and other neuropsychiatric illnesses.

4

Results of operations

Three months ended September 30, 2022 as compared to three months ended September 30, 2021

The Company had no revenue during the three months ended September 30, 2022 and 2021.

Our operating expenses for the three months ended September 30, 2022 decreased $25,034 to $49,304, from $74,338 for the 2021 quarter. Operating expenses include officers’ compensation and professional fees. The decrease from the 2021 quarter to the 2022 quarter was primarily a result of a reduction of other operating expenses in the amount of $36,034.

Other income and (expenses) was $(53,472) for the three months ended September 30, 2022, as compared to $(177,940) for the same quarter in 2021. Loss on conversion of notes payable increased by $4,716 and amortization of debt discounts decreased by $117,746.

Our net loss for the three months ended September 30, 2022 was $102,776 as compared to the net loss of $252,278 for the same quarter in 2021.

Nine months ended September 30, 2022 as compared to nine months ended September 30, 2021

The Company had no revenue during the nine months ended September 30, 2022, as compared to revenue from sales of its oral transmucosal patch platform of $12,630 for the nine months ended September 30, 2021. Cost of product sales was $-0- and $12,655 for the 2022 and 2021 periods respectively and the Company incurred gross profit (loss) of $25 for the 2021 period. As noted above, the Company shifted its focus from that product in the second half of 2021.

Our operating expenses for the nine months ended September 30, 2022 decreased $88,251 to $134,768, from $223,019 for the 2021 period. Operating expenses include officers’ compensation and professional fees. The decrease from the 2021 period to the 2022 period was primarily a result of a reduction of $31,000 in officers compensation and decreased other operating expenses of $57,251.

Other income and (expenses) was $(178,099) for the nine months ended September 30, 2022, as compared to $(182,851) for the same period in 2021. Derivative liability income decreased by $407,370, loss on conversion of notes payable and accrued interest to common stock decreased by $318,934, and amortization of debt discounts decreased by $100,173.

Our net loss for the nine months ended September 30, 2022 was $312,867 as compared to the net loss of $405,895 for the same period in 2021.

Liquidity and Capital Resources

We had $289,094 cash at September 30, 2022, compared to $377,520 at December 31, 2021.

At September 30, 2022, we had $307,437 in principal amount of outstanding notes to third parties compared to $369,095 at December 31, 2021.

The proceeds from loans and convertible debentures as well as cash on hand is being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the nine months ended September 30, 2022 and 2021.

	September 30, 2022	September 30, 2021
Net cash used in operating activities	$(88,426)	$(156,595)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	500,000
Net increase (decrease) in cash	$(88,426)	$343,405

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

Our Chief Executive Officer (our principal executive, financial and accounting officer, assessed the effectiveness of our internal control over financial reporting at September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of September 30, 2022, our internal controls over financial reporting was not effective for the reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

As set forth in that Report the Company intends to take various remedial measures described therein as its capital resources permit.

Changes in Internal Controls

During the quarter ended September 30, 2022, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

THE GREATER CANNABIS COMPANY, INC.

November 14, 2022	/s/ Aitan Zacharin
Chief Executive Officer
(Principal executive, financial and accounting officer).

9