Form 10-K
period 2022-12-31
Greater Cannabis Company, Inc.
filed 2023-04-13
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2022

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from _____________ to _____________

Commission File Number: 333-218854

The GREATER CANNABIS COMPANY, INC.

(Exact name of registrant as specified in its charter)

Florida	30-0842570
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2833 Smith Avenue Suite 333

Baltimore, MD 21209

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $586.110.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 732,638,436 shares of common stock as of April 13, 2023.

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

After the consummation of the transactions contemplated by the Exchange Agreement, we switched our business model in fiscal 2018 and no longer intended to pursue E-commerce, advertising, licensing (except as specified below) or direct investment operations. We are now engaged in the development and commercialization of innovative cannabinoid therapeutics using our proprietary delivery system. Our mission is to bring our products to the global market through partnerships with leading cannabis and pharmaceutical companies, for the benefit of patients and consumers.

From July 2018 through mid-2021, Greater Cannabis focused on commercializing its own and licensed technologies worldwide for transmucosal and transdermal delivery of legal medical or recreational cannabis (other than in the field of oral care) and cannabinoids (“CBD”) (. While part of the cannabis family, CBD, which contains less than 0.3% tetrahydrocannabinol (“THC”), the psychoactive compound that produces the “high” in marijuana, is distinguished from cannabis by its use, physical appearance and lower THC concentration (cannabis generally has a THC level of 10% or more). The Company’s initial product was an oral transmucosal patch platform which provides for loaded actives to be absorbed by the buccal mucosa into the body. Although the Company was able to launch the product and received some limited initial orders, Greater Cannabis management ultimately elected to pursue other opportunities, which they believed offered the Company greater potential for growth and ultimate profitability.

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

Accompanying the license agreement is a joint research and development agreement, which will focus on continuing the clinical program spearheaded by Dr. Adi Aran, M.D., Director of Pediatric Neurology at SZMC, Board Member of the Israeli Society for Pediatric Neurology, and co-inventor of the novel cannabinoid therapy. Dr. Aran is a world renowned expert in cannabis research and pediatric neurology and was the principal investigator of the first ever cannabis research study conducted on autistic children.

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

Our principal executive office is located at The Greater Cannabis Company, Inc., 2833 Smith Avenue Suite 333, Baltimore, MD 21209, and our telephone number is (443) 738-4051.

Competition

There are a number of other companies operating in the cannabis space. Such companies range from producers of cannabis plants to makers of cannabis-based edible products to developers of different methods of cannabis delivery. Known competitors in our space include Jazz Pharmaceuticals (NASDAQ: JAZZ) and Zynerba Pharmaceuticals (NASDAQ: ZYNE).

Intellectual Property

Not applicable.

Costs and Effects of Complying with Environmental Regulations

Not applicable.

Research and Development

The Company is involved in additional research and development of innovative cannabinoid based therapeutics. The Company expects to develop new formulations around cannabinoid therapeutics and intends to file more patents to protect the intellectual property resulting from that R&D. To support these efforts, the Company will allocate additional funds of approximately $250,000 from financing proceeds to research and development, sample productions and preclinical studies.

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

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock have been quoted on the OTCQB tier of the over-the-counter market operated by OTC Markets Group Inc. under the symbol “GCAN” since August 2018. Such market is extremely limited. We can provide no assurance that our shares of common stock will be continued to be quoted on the OTC or another exchange, or if traded, that the current public market will be sustainable.

Holders of Record

On the date of this annual report, there were 337 holders of record of our common stock, as reported by the Company’s transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder and accordingly, the Company believes that the number of beneficial owners of its common stock is significantly higher.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the year ended December 31, 2022, the Company generated $0 in annual revenue compared to $12,630 in 2021.

Cost of sales was $0 for the year ended December 31, 2022 and $12,655 for the year ended December 31, 2021. Our operating expenses in the year ended December 31, 2022 amounted to $174,535 as compared to $343,121 for the year ended December 31, 2021.

Our net loss in the year ended December 31, 2022 was $357,768 as compared to the net loss of $602,226 during the year ended December 31, 2021.

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

Liquidity and Capital Resources

We had $270,030 cash on hand at December 31, 2022, compared to 377,520 at December 31, 2021.

At December 31, 2022, we had $243,437 in principal amount of outstanding convertible notes.

Please see NOTE E - NOTES PAYABLE TO THIRD PARTIES for further information.

The proceeds from loans, convertible debentures as well as cash on hand is being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the twelve months ended December 31, 2022 and 2021.

	31-Dec-22	31-Dec-21
Net cash (used in) operating activities	$(107,490)	$(235,433)
Net cash (used in) investing activities	-	-
Net cash provided by financing activities	-	500,000
Net increase (decrease) in cash	$(107,490)	$264,567

Trends

The factors that will most significantly affect our future operating results, liquidity and capital resources will be:

●	Government regulation of the marijuana industry;
●	Revision of Federal banking regulations for the marijuana industry; and
●	Legalization of the use of marijuana for medical or recreational use in other states.

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

THE GREATER CANNABIS COMPANY, INC.

December 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Greater Cannabis Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Greater Cannabis Company, Inc. (“the Company”) as of December 31, 2022, the related statements of operations, stockholder’s deficit, and cash flows, for the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company has continuously incurred a net loss of $(360,268) for the year ended December 31, 2022, working capital deficit of (555,247) and an accumulated deficit of $(4,292,902) as at December 31, 2022. The continuation of the Company as a going concern through December 31, 2022, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

We have served as the Company’s auditor since January 2023.

March 3rd, 2023.

Lago s Nigeria

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash	$270,030	$377,520
Total current assets	270,030	377,520

OTHER ASSETS
Right of first refusal agreement (net)	10,417	15,417

Total assets	$280,447	$392,937

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$16,251	$11,705
Accrued interest	42,589	18,199
Accrued officer compensation	263,000	203,000
Loans payable to related parties	260,000	260,000
Notes payable to third parties	243,437	369,095
Derivative liability	-	-
Total current liabilities and total liabilities	825,277	861,999

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock: 19,000,000 shares authorized, $.001 par value:
Series A Convertible Preferred shares, 9,411,998 and 9,111,998 shares issued and outstanding as of December 31, 2022, and 2021, respectively.	9,112	9,112
Series B Convertible Preferred-issued and outstanding 0 and 0 shares, respectively	-	-
Common stock: 2,000,000,000 shares authorized, $.001 par value, as of December 31, 2022, and 2021, there are 732,638,436 and 508,638,436 shares outstanding, respectively	732,639	508,639
Additional paid-in capital	3,006,321	2,945,821
Accumulated deficit	(4,292,902)	(3,932,634)

Total stockholders’ (deficiency)	(544,830)	(469,062)
Total liabilities and stockholders’ (deficiency)	$280,447	$392,937

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2022, and 2021

	December 31, 2022	December 31, 2021

Revenue:
Product sales	$-	$12,630
Total revenue		12,630

Cost of product sales	-	12,655
Gross loss	-	(25)

Operating Expenses:
Officers’ compensation	120,000	151,000
Amortization of right of first refusal agreement	5,000	5,000
Other operating expenses	52,035	187,121
Total operating expenses	177,035	343,121

Loss from operations	(177,035)	(343,146)

Other income (expenses):
Income (expense) from derivative liability	-	407,371
Loss on conversions of notes payable and accrued interest to common stock	(60,500)	(379,434)
Interest expense	(24,391	(18,163)
Amortization of debt discounts	(98,342)	(268,854)
Total other income (expenses)	(183,233)	(259,080)

Loss before provision for income taxes	(360,268)	(602,226)
Provision for income taxes	-	-

Net income (loss)	$(360,268)	$(602,226)

Basic and diluted income (loss) per common share	$(.00)	$(.00)
Weighted average common shares outstanding-basic and diluted	587,774,769	489,502,790

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Years Ended December 31, 2022 and 2021

	Series A Preferred Stock		Series B Preferred Stock		Common stock		Additional		Total
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Paid in capital	Retained earnings	shareholders’ equity
Balance as of January 1, 2021,	9,411,998	$9,412	-	$-	464,843,318	$464,843	$2,576,365	$(3,330,408)	$(279,788)
Conversion of note payable	-	-	-	-	13,795,118	13,796	31,728	-	45,524
Conversion of First Fire notes	-	-	-	-	15,000,000	15,000	89,999	-	104,999
Valuation of warrants	-	-	-	-	-	-	262,429	-	262,429
Conversion of preferred shares to common shares	(300,000)	(300)			15,000,000	15,000	(14,700)	-	65,999
Net loss for the year	-	-	-	-	-	-	-	(602,226)	(602,226)

Balance as of December 31, 2021	9,111,998	$9,112	-	$-	508,638,436	$508,639	$2,945,821	$(3,932,634)	$(469,062)

Balance as of January 1, 2022	9,111,998	$9,112	-	$-	508,638,436	$508,639	$2,945,821	$(3,932,634)	$(469,062)
Conversion of note payable to common share	-	-	-	-	224,000,000	224,000	60,500	-	284,500
Net loss for the year	-	-	-	-	-	-	-	(360,268)	(360,268)
Balance as of December 31, 2022	9,111,998	$9,112	-	$-	732,638,436	$732,639	$3,006,321	$(4,292,902)	$(544,830)

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022 and 2021

	December 31, 2022		December 31, 2021

OPERATING ACTIVITIES
Net income (loss)		$(360,268)		$(602,226)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Loss on conversions of notes payable and accrued interest to common stock		60,500		379,434
Forgiveness of royalty payable				-
(Income) expense from derivative liability		-		(407,371)
Amortization of right of first refusal agreement		5,000		5,000
Amortization of debt discounts		98,342		268,854
Changes in operating assets and liabilities:
Prepaid officer compensation		-		10,000
Accounts payable		4,546		4,962
Note receivables		-		36,750
Accrued interest		24,390		18,164
Accrued officer compensation		60,000		51,000
Net cash used in operating activities		(107,490)		(235,433)

INVESTING ACTIVITIES		-		-
FINANCING ACTIVITIES
Proceeds from notes payable to third parties		-		500,000

Net cash provided by financing activities		-		500,000

NET INCREASE (DECREASE) IN CASH		(107,490)		264,567

CASH BALANCE, BEGINNING OF PERIOD		377,520		112,953

CASH BALANCE, END OF PERIOD		$270,030		$377,520

Supplemental Disclosures of Cash Flow Information:
Non-cash Investing and Financing Activities:
Issuance of warrants	$			$296,428
Initial derivative liability charged to debt discount	$			$500,000
Conversion of note payable ($22,500) and accrued interest ($814) into 13,795,118 shares of common stock (Fair Value of $45,524) for the six months ended June 30, 2021	$			$45,524
Conversion of FirstFire note into 5,000 shares of common stock (Fair Value of $ 39,000) for the three months ended June 30, 2021,	$			$39,000
Conversion of FirstFire note into 10,000,000 shares of common stock (Fair Value of $ 65,999) for the three months ended September 30, 2021	$			$65,999
Conversion of FirstFire note into 25,000,000 shares of common stock (Fair Value of $ 37,500 ) for the three months ended June 30, 2022		$37,500		$-
Conversion of FirstFire note into 135,000,000 shares of common stock (Fair Value of $ 135,000) for the three months ended September 30, 2022		$183,000		$-
Conversion of FirstFire note into 64,000,000 shares of common. stock (Fair Value of $ 64,000) for the three months ended December		$64,000	$

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the period presented, the Company had no in cash equivalents.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2022, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

Other standards not presented are not deemed to be material.

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of December 31, 2022, the Company had cash of $270,030, total current liabilities of $825,277, and negative working capital of $555,247. For the year ended December 31, 2022, we incurred a net loss of $360,268 and used $107,490 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through March 2024.

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

NOTE E - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	December 31, 2022	December 31, 2021

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$260,000	$260,000

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

NOTE F - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	December 31, 2022	December 31, 2021

Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	$375	$375
Convertible Promissory Note dated March 15, 2021 payable to FirstFire Global Opportunities Fund, LLC (“FF”), interest at 6%, due March 11, 2022-less unamortized debt discount of $ 0 and $ 98,434, respectively. (ii)	243,062	368,720
Total	$243,437	$369,095

(i)	On March 15, 2021, we issued a 6% Convertible Promissory Note to FirstFire Global Opportunities Fund, LLC (“FF”), having a principal amount of $545,000 and an initial tranche principal amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note”). In connection with the FF Note, we and FF entered into a registration rights agreement, three warrant agreements and a securities purchase agreement. On June 30, 2021, we issued the final tranche principle amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note). The FF Note had an original maturity date of March 11, 2022, which was extended to April 30, 2023 by agreement between the parties dated May 1, 2022, which agreement also waiver certain defaults under the FF Note will mature on.

During the year ended December 31, 2022, the Company issued 224,000,000 shares for the conversion of $224,000 principal on the FirstFire note dated March 5, 2021 at a conversion price of $.001.

The FF Note may be pre-paid in whole or in part by paying FF the following premiums:

NOTE F - NOTES PAYABLE TO THIRD PARTIES (continued)

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

See NOTE -H WARRANTS

NOTE G - DERIVATIVE LIABILITY

The derivative liability consists of:

	December 31, 2022	December 31, 2021
Convertible Promissory Note dated March 15, 2021 and June 30, 2021 payable to FirstFire Global Opportunities Fund, LLC. Please see NOTE F – NOTES PAYABLE TO THIRD PARTIES for further information (i): Due March 11, 2022	$-	$-

Total derivative liability	$-	$-

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

NOTE H - CAPITAL STOCK AND WARRANTS (continued)

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

During the three months ended December 31, 2022, the Company issued 64,000,000 shares for the conversion of $64,000 principal on the FirstFire note dated March 5, 2021 at a conversion price of $.001.

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

At December 31, 2022 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is not more likely than not that the benefits will be realized. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

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

The Company generated only minimal revenues from this asset through December 31, 2019 and did not pay the Year 1 Minimum Annual Royalty of $50,000 due to Pharmedica. Accordingly, we recorded an impairment charge of $69,749 at December 31, 2019 and reduced the $69,749 remaining carrying value of this intangible asset to $0.

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

Changes in Internal Controls

During the twelve months ended December 31, 2022, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Management Changes

None.

Acquisitions

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers as of December 31, 2022.

The names and ages of our Directors and Executive Officers are set forth below. Our By-Laws provide for not less than one Director. All Directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The officers are elected by our Board.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as at the date hereof are as follows:

Name	Age	Positions and Offices
Aitan Zacharin	39	President, Chief Executive Officer, Treasurer and Director

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

Professional History of Aitan Zacharin

Mr. Zacharin is an experienced executive with broad knowledge in building and managing technology, biopharmaceutical, healthcare and consumer products businesses. Mr. Zacharin has founded a number of companies, and has seen them through successful listings in the public markets, with collective valuations of over $1 billion. Mr. Zacharin has been advising and investing in early to mid-stage startups, and assisting them with development, capitalization, accelerating growth, and turnaround strategies. He specializes in strategic acquisitions, structuring complex transactions, reverse mergers, and brings domestic and international experience in operations, accounting, audit preparation, due diligence, capital raising and restructuring, debt financing, and mergers and acquisitions. In 2012 he co-founded Fuse Science, an innovative biotechnology company and was responsible for growth of the business from its conceptual stage to a publicly traded CPG and biotech business with multiple subsidiaries. He structured pivotal deals with key partners, which led to the company successfully raising over $20 million to commercialize its products, including brand ambassador agreements with 26 sports celebrities, including world renowned athlete Tiger Woods. He successfully exited from the company, which had reached a $110 million valuation. In 2014, Mr. Zacharin was appointed to the Board of Directors for Mediconecta, the largest telehealth Company in Latin America serving millions of patients with on-demand, high quality healthcare. Within six months, Mr. Zacharin facilitated and negotiated an eight figure buyout offer from Teladoc (NASDAQ: TDOC), the world’s largest telehealth company, just prior to its IPO. In 2015, Mr. Zacharin became the managing partner of Secure Hosting LLC, a blockchain mining company with a co-location mining farm in North Carolina. After two years of scaling out the operations to nearly $15,000,000 in assets, he successfully structured the sale of the company to a leading publicly traded blockchain mining company. In 2017, Mr. Zacharin founded GCANRx (OTC: GCAN), a publicly traded biopharmaceutical company focused on repurposing a highly bioavailable transmucosal drug delivery system that had previously been commercialized in partnership with Novartis. Mr. Zacharin repurposed the platform technology for use in cannabinoid therapeutics. He then negotiated a worldwide exclusive license from Shaare Zedek Scientific, the licensing arm of one of Israel’s largest research hospitals, for a cannabinoid-based therapeutic used in treating neuropsychiatric disorders. The therapeutic was invented by world-renowned cannabis researcher, Dr. Adi Aran, M.D. The Company is currently in the final stages of regulatory approval for a 100 patient Phase 2 clinical study for the treatment of autism related spectrum disorders. In 2018, Mr. Zacharin became a shareholder in sports technology company, Slinger (NASDAQ: CNXA). The company manufactures an innovative, patented sports product called the Slinger Bag, which raised $1 million through a highly successful Kickstarter campaign. Mr. Zacharin was tasked by the founder to take the company public. The Company was led by the past- CEO of global tennis company Prince. Within the first 18 months of operations the company grew to a global footprint of 65 countries, signed $250 million in distribution agreements, and achieved a market cap of over $400 million. Throughout the growth of the company, Mr. Zacharin served as the head of investor relations and was instrumental in raising the company over $27 million from leading Wall Street investors, and overseeing the IR strategy, which led to the stock rising over 1,700% from its listing price. Mr. Zacharin was actively involved in Slinger’s acquisition of three companies, most notably a Softbank and Verizon Ventures backed artificial intelligence sports company for $100 million. Mr. Zacharin led the effort of putting together a team, which successfully uplisted the Company from the OTC Markets to the Nasdaq. In 2019, Mr. Zacharin joined an investor group who acquired Solstice Sunglasses, the second largest sunglasses retailer in the US, to list the company’s shares on the public markets. Mr. Zacharin led the merger of Solstice with a public vehicle, which enabled a multi-million dollar round of financing for the retailer. In 2020, Mr. Zacharin identified, structured and facilitated the acquisition of a luxury, multi-state substance abuse facility. Mr. Zacharin secured financing for the $18 million acquisition with a combination of investments from high net worth individuals and a loan facility from a speciality banking lender. The company subsequently purchased two additional drug rehab portfolios, and grew to become a leading multi-state operator in the drug rehabilitation industry. In 2021, Mr. Zacharin became the co-founder and CEO of PlasmaCure, a groundbreaking medical device company focused on R&D and commercialization of an oncology treatment licensed from GW University. Mr. Zacharin holds dual degrees from the University of South Florida. He serves in an executive capacity to two publicly listed companies, and maintains various board non-profit board appointments.

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

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our other executive officers during 2022 and2021.

					Non-Equity
				Stock	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)

Aitan Zacharin(1)	2022	$120,000
	2021	$120,000

Mark Radom(2)	2021	$31,000
	2020	$84,000

(1)	Mr. Aitan Zacharin became the Company’s principal executive officer, principal financial officer and Chairman of the Board of Directors on July 31, 2018. Mr. Zacharin has a monthly salary of $10,000.

(2)	Mr. Mark Radom became the Company’s chief legal officer on July 31, 2018 and served until October 25, 2021. Mr. Radom had a monthly salary of $7,000.

Employment Contracts. We have an employment agreement with Mr. Zacharin, our Executive Officer.

Compensation of Directors

The following table sets forth information concerning the compensation earned during 2021 by each individual who served as a non-employee director at any time during the fiscal year:

2022 DIRECTOR COMPENSATION

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

Name of Beneficial Owner	Common Stock Beneficially Owned(1)	Percentage of Common Stock (1)(2)
Aitan Zacharin (3)(4)	74,166,650	10.01%
Mark Radom (4)	74,166,650	10.01%
Elisha Kalfa (4)	74,166,650	10.01%
Yonah Kalfa (4)	74,166,650	10.01%
Fernando Bisker (4)	74,166,650	10.01%
Sigalush Ventures LLC (4)	74,166,650	10.01%
Officers and directors as a Group (3)	74,166,650	10.01%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible debt or convertible preferred shares currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2022 are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of shares of common stock outstanding on December 31, 2022, which was 732,638,436 and the shares issuable upon exercise of options, warrants exercisable, preferred stock and debt convertible on or within 60 days of december 31, 2022.

(2) The number of common shares outstanding used in computing the percentages is 732,638,436

(3) The shares included under “Officers and Directors as a Group” include those held by Aitan Zacharin, the Company’s chief executive officer. Mr. Zacharin holds 1,695,333 shares of Series A Convertible Preferred Stock,. Each share of Series A Convertible Preferred Stock is convertible into 50 shares of common stock.

(4) These individuals are persons who received shares of Series A Preferred Shares in connection with the reverse merger described in the Company’s current report on Form 8-K dated August 3, 2018. Each of the persons who received Series A Preferred Shares agreed not to request or effect any conversions of any shares until the Company has increased its authorized shares from 500,000,000 to the greater of (i) (no less than) 600,000,000 or such number of shares as is necessary to accommodate the conversion of all Series A Preferred Shares and the then number of shares of common stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2022, we incurred approximately $13,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	2022	2021
Audit Fees	$13,500	$13,500
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$13,500	$13,500

The following exhibits are filed as part of this report:

No.	Description
1	Fruci and Associates Auditor Opinion
3.1	Articles of Organization (previously filed with Form S-1 on June 20, 2017)
3.2	Notice of Conversion (previously filed with Form S-1 on June 20, 2017)
3.3	Articles of Incorporation (previously filed with Form S-1 on June 20, 2017)
3.4	Bylaws (previously filed with Form S-1 on June 20, 2017)
3.5	The Greater Cannabis Company, LLC Reinstatement State of Florida dated January 12, 2017 (previously filed with Form S-1 on June 20, 2017)
3.6	Articles of Organization GCC Investment Holdings, LLC dated July 20, 2017 (previously filed on Amendment No. 2 to Form S-1 on August 8, 2017)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on June 20, 2017)
10.1	Anti-Dilution Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated as of February 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.2	Licensing Agreement with Artemis Technologies (previously filed with Form S-1 on June 20, 2017)
10.3	Valvasone Trust Consulting Agreement dated as of December 24, 2016 (previously filed with Form S-1 on June 20, 2017)
10.4	Asset Acquisition Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated April 21, 2017 (previously filed with Form S-1 on June 20, 2017)
10.5	Collateral Agreement with SLMI Energy Holdings, LLC and Sylios Corp dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.6	Resale Certificate (previously filed with Form S-1 on June 20, 2017)
10.7	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of August 12, 2014 (previously filed with Form S-1 on June 20, 2017)
10.8	Board of Directors Services Agreement with Jimmy Wayne Anderson dated as of March 10, 2017 (previously filed with Form S-1 on June 20, 2017)
10.9	Promissory Note between The Greater Cannabis Company, Inc. and Expert Witness Locators dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.10	Promissory Note between The Greater Cannabis Company, Inc. and John T. Root, Jr. dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.11	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of March 31, 2017 (previously filed with Form S-1 on June 20, 2017)
10.12	Registration Rights Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.13	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.14	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)

10.15	Escrow Agreement among The Greater Cannabis Company, Inc., Emet Capital Partners, LLC and Grushko & Mittman, P.C., as escrow agent, dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.16	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.17	Advisory Agreement between The Greater Cannabis Company, Inc. and MCAP, LLC dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.18	Convertible Promissory Note and Warrant Coverage between The Greater Cannabis Company, Inc. and Xeraflop Technologies, Inc. dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.19	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.20	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.21	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.22	Waiver between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of January 9, 2018 (previously filed on Form 8-K on April 2, 2018)
10.23	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of January 9, 2018 (previously filed on Form 8-K on April 2, 2018)
10.24	Allonge made by The Greater Cannabis Company, Inc. to Emet Capital Partners, LLC dated March 28, 2018 (previously filed on Form 10-K on April 17, 2018)
10.25	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of March 28, 2018 (previously filed on Form 10-K on April 17, 2018)
10.26	Emet Exchange Agreement dated February 14, 2019 (previously filed on Form 8-K on February 15, 2019)
10.28	Eagle Convertible Note dated February 12, 2019 (previously filed on Form 8-K on February 15, 2019)
10.30	Eagle Securities Purchase Agreement dated February 12, 2019 (previously filed on Form 8-K on February 15, 2019)
10.31	Emet Certificate of Designation dated February 14, 2019 (previously filed on Form 8-K on February 15, 2019)
10.32	GW Note dated January 27, 2020 (previously filed on Form 8-K on February 3, 2020)
10.33	GW Securities Purchase Agreement dated January 27, 2020 (previously filed on Form 8-K on February 3, 2020)
10.34	FF Note dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
10.35	FF Registration Rights Agreement dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
10.36	FF Securities Purchase Agreement dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
10.37	FF Warrant Agreement A dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
10.38	FF Warrant Agreement B dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
10.39	FF Warrant Agreement C dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
21.1	Articles of Organization GCC Superstore, LLC (previously filed with Form S-1 on June 20, 2017)
23.1	Consent of John T. Root, Jr. (Please see Exhibit 5.1 Legal Opinion of John T. Root, Jr.) (previously filed with Amendment No. 3 to Form S-1 on August 25, 2017)
Graphic	Corporate logo- GCC (previously filed with Form S-1 on June 20, 2017)
Graphic	Corporate logo GCC Superstore (previously filed with Form S-1 on June 20, 2017)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

++ To be filed by subsequent amendment.

XBRL Exhibits will be filed by subsequent amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Signatures	Title	Date

/s/ Aitan Zacharin	President (Principal Executive Officer), Acting Chief Financial Officer	April 13, 2023
(Principal Accounting Officer) and Chairman of the Board of Directors

