Form 10-Q
period 2023-03-31
Greater Cannabis Company, Inc.
filed 2023-05-12
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 732,638,436 shares of common stock as of May 15, 2023.

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

3

THE GREATER CANNABIS COMPANY, INC.

MARCH 31, 2023

FORM 10-Q

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2023 (unaudited) and December 31, 2022

	March 31, 2023	December 31, 2022
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$251,553	$270,030
Total current assets	251,553	270,030

OTHER ASSETS
Right of first refusal agreement cost (less accumulated amortization of $15,833 and $14,583)	9,167	10,417

Total assets	$260,720	$280,447

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$5,993	$16,251
Accrued interest	46,189	42,589
Accrued officers’ compensation	293,000	263,000
Loans payable to related parties	260,000	260,000
Notes payable to third parties	243,437	243,437
Total current liabilities and total liabilities	848,618	825,277

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 19,000,000 shares authorized, $.001 par value: Series A Convertible Preferred-issued and outstanding 9,111,998 and 9,111,998 shares, respectively	9,112	9,112
Common stock; 2,000,000,000 shares authorized, $.001 par value, as of March 31, 2023 and December 31, 2022, there are 732,638,436 shares outstanding, respectively	732,639	732,639
Additional paid-in capital	3,006,321	3,006,321
Accumulated deficit	(4,335,970)	(4,292,902)

Total stockholders’ (deficiency)	(587,898)	(544,830)
Total liabilities and stockholders’ (deficiency)	$260,720	$280,447

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2023 and 2022 (Unaudited)

	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$-	$-
Consulting fees	-	-
Total revenue	-	-

Cost of product sales	-	-
Gross profit (loss)	-	-

Operating Expenses:
Officers compensation	30,000	30,000
Amortization of Right of First Refusal Agreement cost	1,250	1,250
Other operating expenses	8,218	11,180
Total operating expenses	39,468	42,430

Income (loss) from operations	(39,468)	(42,430)

Other income (expenses):
Interest expense	(3,600)	(6,914)
Amortization of debt discounts	-	(98,342)
Total other income (expenses)	(3,600)	(105,256)

Income (loss) before provision for income taxes	(43,068)	(147,686)
Provision for income taxes	-	-

Net loss	$(43,068)	$(147,686)

Basic and diluted income (loss) per common share	$(.00)	$(.00)
Weighted average common shares outstanding-basic and diluted	732,638,436	508,638,436

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Series A Preferred				Additional
	stock		Common Stock		Paid in	Accumulated
For the three months ended	Shares	Amount	Shares	Amount	Capital	Deficit	Total
March 31, 2022:
Balances at December 31, 2021	9,111,998	$9,112	508,638,436	$508,639	$2,945,821	$(3,932,634)	$(469,062)

Net loss for the three months ended March 31, 2022						(147,686)	(147,686)
Balances at March 31, 2022	9,111,998	$9,112	508,638,436	$508,639	$2,945,821	$(4,080,320)	$(616,748)

For the three months ended March 31, 2023:

Balances at December 31, 2022	9,111,998	$9,112	732,638,436	$732,639	$3,006,321	$(4,292,902)	$(544,830)

Net loss for the three months ended March 31, 2023						(43,068)	(43,068)

Balances at March 31, 2023	9,111,998	$9,112	732,638,436	$732,639	$3,006,321	$(4,335,970)	$(587,898)

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2023 and 2022 (Unaudited)

	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(43,068)	$(147,686)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Amortization of Right of First Refusal Agreement cost	1,250	1,250
Amortization of debt discounts	-	98,342
Changes in operating assets and liabilities:
Accounts payable	(10,259)	1,250
Accrued interest	3,600	6,913
Accrued officers’ compensation	30,000	30,000
Net cash used in operating activities	(18,477)	(9,931)

INVESTING ACTIVITIES
Purchase of Right of First Refusal Agreement	-	-
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from notes payable to third parties	-	-
Net cash provided by financing activities	-	-

NET INCREASE (DECREASE) IN CASH	(18,477)	(9,931)

CASH BALANCE, BEGINNING OF PERIOD	270,030	377,520

CASH BALANCE, END OF PERIOD	$251,553	$367,589

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

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

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The interim financial statements as of March 31, 2023 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the three months ended March 31, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023.

Certain information and finance disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2022 as included in our report on Form 10-K.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2023, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the Three Months Ended March 31, 2023 and 2022

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

For the Three Months Ended March 31, 2023 and 2022

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

For the Three Months Ended March 31, 2023 and 2022

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

For the Three Months Ended March 31, 2023and 2022

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

For the Three Months Ended March 31, 2023 and 2022

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of March 31, 2023, the Company had cash of $251,553, total current liabilities of $848,618, and negative working capital of $597,065. For the three months ended March 31, 2023, we incurred a net loss of $43,068 and used $18,477 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

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

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

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

NOTE D - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	March 31, 2023	December 31, 2022

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$260,000	$260,000

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

NOTE E - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	March 31, 2023	December 31, 2022

Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	$375	$375
Convertible Promissory Note dated March 15, 2021 payable to FirstFire Global Opportunities Fund, LLC (“FF”), interest at 6%, due March 11, 2022-less unamortized debt discount of $0 and $0, respectively. (i)	243,062	243,062
Total	$243,437	$243,437

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

For the Three Months Ended March 31, 2023 and 2022

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

See NOTE -G WARRANTS

NOTE F - DERIVATIVE LIABILITY

The derivative liability consists of:

	March 31, 2023	December 31, 2022
Convertible Promissory Note dated March 15, 2021 and June 30, 2021 payable to FirstFire Global Opportunities Fund, LLC, See Note E (i) Due March 11, 2022	$-	$-
Total derivative liability	$-	$-

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

For the Three Months Ended March 31, 2023nd 2022

(Unaudited)

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

On February 14, 2019, the Company issued 9,000,000 shares of Series B Convertible Preferred Stock to Emet Capital Partners, LLC (“Emet”) in exchange for the surrender of all outstanding warrants held by Emet. Each share of Series B Convertible Preferred Stock was convertible into one share of Company common stock subject to adjustment in case, at the time of conversion, the market price per share of the Company common stock was less than $0.075 per share. On October 18, 2019, this exchange agreement was reversed. (See Note E)

On September 21, 2021, 300,000 shares of Series A Preferred Shares were converted into 15,000,000 shares of common stock.

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

For the Three Months Ended March 31, 2023 and 2022

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

For the Three Months Ended March 31, 2023 and 2022

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

NOTE H - INCOME TAXES

The Company and its United States subsidiaries file consolidated Federal income tax returns. Green C Corporation, its Ontario Canada subsidiary, files Canada and Ontario income tax returns.

At March 31, 2023 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is not more likely than not that the benefits will be realized. If there are significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

All tax years of the Company and its United States subsidiaries remain subject to examination by the Internal Revenue Service.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

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

Agreements

On July 31, 2018, the Company executed Services Agreements with its newly appointed Chief Executive Officer (the “CEO”), for terms of five years. The Agreement provides for a monthly base salary of $10,000 for the CEO. For the three months years ended March 31, 2023 and 2022 the Company expensed a total of $30,000, respectively.

NOTE J – SUBSEQUENT EVENTS

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

Results of operations

The Company had no revenue during each of the three months ended March 31, 2023 and 2022.

Our operating expenses in the three months ended March 31, 2023 decreased to $39,468, from $42,430 for the same period of 2022. Major operating expenses include officers compensation of $30,000, amortization expense, professional fees and research and development costs.

Other income and (expenses) was $(3,600) for the three months ended March 31, 2023, as compared to $(105,256) for the same quarter in 2022. The decrease is mainly due from the amortization of debt discounts from $ 98,342 to $0 for the three months ended March 31, 2023.

Our net loss for the three months ended March 31, 2023, was $42,068 as compared to the net loss of $147,868 during the same quarter in 2022.

Liquidity and Capital Resources

We had $251,553 cash at March 31, 2023, compared to $270,030 cash at December 31, 2022.

At March 31, 2023, we had $243,437 in principal amount of outstanding notes to third parties compared to $243,437 at December 31, 2022.

The following table provides detailed information about our net cash flows for the three months ended March 31, 2023 and 2022.

	March 31, 2023	March 31, 2022
Net cash used in operating activities	$(18,477)	$(9,931)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net decrease in cash	$(18,477)	(9,931)

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

Changes in Internal Controls

During the quarter ended March 31, 2023, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

THE GREATER CANNABIS COMPANY, INC.

May 12, 2023	/s/ Aitan Zacharin
Chief Executive Officer
(Principal executive, financial and accounting officer).

