Form 10-Q
period 2023-09-30
Greater Cannabis Company, Inc.
filed 2023-11-13
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 768,638,436 shares of common stock as of November 6, 2023.

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

3

THE GREATER CANNABIS COMPANY, INC.

September 30, 2023

FORM 10-Q

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2023 (unaudited) and December 31, 2022

	September 30, 2023	December 31, 2022
	(Unaudited)	Audited

ASSETS
CURRENT ASSETS
Cash	$199,532	$270,030
Total current assets	199,532	270,030

OTHER ASSETS
Right of first refusal agreement cost (less accumulated amortization of $18,333 and $14,583)	6,667	10,417

Total assets	$206,199	$280,447

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$3,340	$16,251
Accrued interest	52,793	42,589
Accrued officers’ compensation	333,000	263,000
Loans payable to related parties	260,000	260,000
Notes payable to third parties	207,437	243,437
Total current liabilities and total liabilities	856,570	825,277

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 19,000,000 shares authorized, $.001 par value: Series A Convertible Preferred-issued and outstanding 9,111,998 and 9,111,998 shares, respectively	9,112	9,112
Common stock; 2,000,000,000 shares authorized, $.001 par value, as of September 30, 2023 and December 31, 2022, there are 768,638,436 shares outstanding, respectively	768,639	732,639
Additional paid-in capital	3,006,321	3,006,321
Accumulated deficit	(4,434,443)	(4,292,902)

Total stockholders’ (deficiency)	(650,371)	(544,830)
Total liabilities and stockholders’ (deficiency)	$206,199	$280,447

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2023 and 2022 (Unaudited)

	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$-	$-
Consulting fees	-	-
Total revenue	-	-

Cost of product sales	-	-
Gross profit (loss)	-	-

Operating Expenses:
Officers compensation	30,000	30,000
Amortization of Right of First Refusal Agreement cost	1,250	1,250
Other operating expenses	19,215	18,054
Total operating expenses	50,465	49,304

Income (loss) from operations	(50,465)	(49,304)

Other income (expenses):
Interest expense	(2,965)	(5,472)
Loss on conversions/issuances of notes payable	-	(48,000)
Total other income (expenses)	(2,965)	(53,472)

Income (loss) before provision for income taxes	(53,430)	(102,776)
Provision for income taxes	-

Net loss	$(53,430)	(102,776)

Basic and diluted income (loss) per common share	$(.00)	(.00)
Weighted average common shares outstanding-basic and diluted	766,682,836	617,916,769

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$-	$-
Total revenue	-	-

512Cost of product sales	-	-
Gross profit (loss)	-	-

Operating Expenses:
Officers compensation	90,000	90,000
Amortization of Right of First Refusal Agreement cost	3,750	3,750
Other operating expenses	37,587	41,018
Total operating expenses	131,337	134,768

Income (loss) from operations	(131,337)	(134,768)

Other income (expenses):
Income (expense) from derivative liability	-	-
Loss on conversions/issuances of notes payable	-	(60,500)
Interest expense	(10,204)	(19,257)
Amortization of debt discounts	-	(98,342)
Total other income (expenses)	(10,204)	(178,099)

Income (loss) before provision for income taxes	(141,541)	(312,867)
Provision for income taxes	-	-

Net loss	$(141,541)	$(312,867)

Basic and diluted income (loss) per common share	$(.00)	$(.00)
Weighted average common shares outstanding-basic and diluted	743,973,236	547,842,325

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Nine and Three Months Ended September 30, 2023 and 2022

(Unaudited)

	Series A Preferred				Additional
	stock		Common Stock		Paid in	Accumulated
For the nine months ended	Shares	Amount	Shares	Amount	Capital	Deficit	Total
September 30, 2022:
Balances at December 31, 2021	9,111,998	$9,112	508,638,436	$508,639	$2,945,821	$(3,932,634)	$(469,062)
Net loss for the three months ended March 31, 2022						(147,686)	(147,686)
Balances at March 31, 2022	9,111,998	$9,112	508,638,436	$508,639	$2,945,821	$(4,080,320)	$(616,748)

Conversion of note payable ($25,000) and accrued interest ($0) into 25,000,000 shares of common stock (Fair Value of $37,500) for the three months ended June 30, 2022			25,000,000	25,000	12,500		37,500

Net loss for the three months ended June 30, 2022						(62,405)	(62,405)
Balances at June 30, 2022	9,111,998	$9,112	533,638,436	$533,639	$2,958,321	$(4,142,725)	$(641,653)
Conversion of notes payable ($135,000) and accrued interest ($0) into 135,000,000 shares of common stock (Fair Value of $135,000) for the three months ended September 30, 2022			135,000,000	135,000	48,000		183,000

Net loss for the three months ended September 30, 2022						(102,776)	(102,776)
Balances at September 30, 2022	9,111,998	$9,112	668,638,436	$668,639	$3,006,321	$(4,245,501)	$(561,429)

For the nine months ended:
September 30, 2023
Balances at December 31, 2022	9,111,998	$9,112	732,638,436	$732,639	$3,006,321	$(4,292,902)	$(544,830)

Net loss for the three months ended March 31, 2023						(43,068)	(43,068)
Balances at March 31, 2023	9,111,998	$9,112	732,638,436	$732,639	$3,006,321	$(4,335,970)	$(587,898)

Net loss for the three months ended June 30, 2023						(45,043)	(45,043)

Balances at June 30, 2023	9,111,998	$9,112	732.638,436	$732,639	$3,006,321	$(4,381,013)	$(632,941)

Conversion of note payable ($36,000) and accrued interest ($0) into 36,000,000 shares of common stock (Fair Value $36,000)			36,000,000	36,000			36,000

Net loss for the three months ended September 30, 2023						(53,430)	(53,430)

Balances at September 30, 2023	9,111,998	$9,112	768,638,436	$768,639	$3,006,321	$(4,434,443)	$(650,371)

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(141,541)	$(312,867)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Loss on conversion of notes payable to common stock	-	60,500
Amortization of Right of First Refusal Agreement cost	3,750	3,750
Amortization of debt discounts	-	98,342
Changes in operating assets and liabilities:
Accounts payable	(12,911)	2,592
Accrued interest	10,204	19,257
Accrued officers’ compensation	70,000	40,000
Net cash used in operating activities	(70,498)	(88,426)

INVESTING ACTIVITIES
Purchase of Right of First Refusal Agreement	-	-
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from notes payable to third parties	-	-
Net cash provided by financing activities	-	-

NET INCREASE (DECREASE) IN CASH	(70,498)	(88,426)

CASH BALANCE, BEGINNING OF PERIOD	270,030	377,520

CASH BALANCE, END OF PERIOD	$199,532	$289,094

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-
Non-cash Investing and Financing Activities:
Conversion of note payable ($25,000) and accrued interest ($0) into 25,000,000 shares of common stock (Fair Value of $37,500) for the three months ended June 30, 2022	$-	$37,500
Conversion of note payable ($36,000) and accrued interest ($0) into 36,000,000 shares of common stock (Fair Value of $36,000) for the three months ended September 30, 2023	$36,000	$-

The accompanying notes are an integral part of these consolidated financial statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 and 2022

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

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The interim financial statements as of September 30, 2023 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023.

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

For the Nine Months Ended September 30, 2023 and 2022

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

For the Nine Months Ended September 30, 2023 and 2022

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

For the Nine Months Ended September 30, 2023 and 2022

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

For the Nine Months Ended September 30, 2023and 2022

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

For the Nine Months Ended September 30, 2023 and 2022

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of September 30, 2023, the Company had cash of $199,532, total current liabilities of $856,570, and negative working capital of $657,038. For the nine months ended September 30, 2023, we incurred a net loss of $141,541 and used $70,498 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through September 2024.

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

For the Nine Months Ended September 30, 2023 and 2022

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

NOTE D - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	September 30, 2023	December 31, 2022

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$260,000	$260,000

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

NOTE E - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	September 30, 2023	December 31, 2022

Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	$375	$375
Convertible Promissory Note dated March 15, 2021 payable to FirstFire Global Opportunities Fund, LLC (“FF”), interest at 6%, due March 11, 2022-less unamortized debt discount of $0 and $0, respectively. (i)	207,062	243,062
Total	$207,437	$243,437

(i)	On March 15, 2021, we issued a 6% Convertible Promissory Note to FirstFire Global Opportunities Fund, LLC (“FF”), having a principal amount of $545,000 and an initial tranche principal amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note”). In connection with the FF Note, we and FF entered into a registration rights agreement, three warrant agreements and a securities purchase agreement. On June 30, 2021, we issued the final tranche principle amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note). The FF Note had an original maturity date of March 11, 2022, which was extended to April 30, 2023 by agreement between the parties dated May 1, 2022, which agreement also waiver certain defaults under the FF Note will mature on.

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

During the three months ended September 30, 2023, the Company issued 36,000,000 shares for the conversion of $36,000 principal on the FirstFire note dated March 5, 2021 at a conversion price of $.001.

The FF Note may be pre-paid in whole or in part by paying FF the following premiums:

PREPAY DATE	PREPAY AMOUNT
≤ 30 days	105% * (Principal + Interest (“P+I”)
31- 60 days	110% * (P+I)
61-90 days	115% * (P+I)
91-120 days	120% * (P+I)
121-150 days	125% * (P+I)
151-180 days	130% * (P+I)

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 and 2022

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

See NOTE -G WARRANTS

NOTE F - DERIVATIVE LIABILITY

The derivative liability consists of:

	September 30, 2023	December 31, 2022
Convertible Promissory Note dated March 15, 2021 and June 30, 2021 payable to FirstFire Global Opportunities Fund, LLC, See Note E (i) Due March 11, 2022	$-	$-
Total derivative liability	$-	$-

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

For the Nine Months Ended September 30, 2023 and 2022

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

For the Nine Months Ended September 30, 2023 and 2022

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

For the Nine Months Ended September30, 2023 and 2022

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

At September 30, 2023 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is not more likely than not that the benefits will be realized. If there are significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

All tax years of the Company and its United States subsidiaries remain subject to examination by the Internal Revenue Service.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 and 2022

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

Agreements

On July 31, 2018, the Company executed Services Agreements with its newly appointed Chief Executive Officer (the “CEO”), for terms of five years. The Agreement provides for a monthly base salary of $10,000 for the CEO. For the three months ended September 31, 2023 and 2022 the Company expensed a total of $30,000, respectively.

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

4

Results of operations

The Company had no revenue during the nine months ended September 30, 2023 and 2022.

Our operating expenses in the nine months ended September 30, 2023 decreased to $131,337, from $134,768 for the same period of 2022. Major operating expenses include officers compensation of $90,000, amortization expense, professional fees and research and development costs.

Other income and (expenses) was $(10,204) for the nine months ended September 30, 2023, as compared to $(178,099) for the same period ended in 2022. The decrease is mainly due from the amortization of debt discounts from $98,342 to $0 for the nine months ended September 30, 2023.

Our net loss for the nine months ended September 30, 2023, was $141,541 as compared to the net loss of $312,867 during the same period ended in 2022.

Liquidity and Capital Resources

We had $199,532 cash at September 30, 2023, compared to $270,030 cash at December 31, 2022.

At September 30, 2023, we had $207,437 in principal amount of outstanding notes to third parties compared to $243,437 at December 31, 2022.

The following table provides detailed information about our net cash flows for the nine months ended September 30, 2023 and 2022.

	September 30, 2023	September 30, 2022
Net cash used in operating activities	$(70,498)	$(88,426)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net decrease in cash	$(70,498)	(88,426)

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

Changes in Internal Controls

During the quarter ended September 30, 2023, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

THE GREATER CANNABIS COMPANY, INC.

November 6, 2023	/s/ Aitan Zacharin
Chief Executive Officer
(Principal executive, financial and accounting officer).

9