Form 10-K
period 2023-12-31
Greater Cannabis Company, Inc.
filed 2024-04-01
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $586.110.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 804,638,436 shares of common stock as of March 28, 2024.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the year ended December 31, 2023, the Company generated $0 in annual revenue compared to $0 in 2022.

Cost of sales was $0 for the year ended December 31, 2023 and $0 for the year ended December 31, 2022. Our operating expenses in the year ended December 31, 2023 amounted to $175,364 as compared to $177,035 for the year ended December 31, 2022.

Our net loss in the year ended December 31, 2023 was $188,402 as compared to the net loss of $360,268 during the year ended December 31, 2022.

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

Liquidity and Capital Resources

We had $166,859 cash on hand at December 31, 2023, compared to 270,030 at December 31, 2022.

At December 31, 2023, we had $171,437 in principal amount of outstanding convertible notes compared to $243,437 at December 31, 2022.

Please see NOTE E - NOTES PAYABLE TO THIRD PARTIES for further information.

The proceeds from loans, convertible debentures as well as cash on hand is being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the twelve months ended December 31, 2023 and 2022.

	31-Dec-23	31-Dec-22
Net cash (used in) operating activities	$(103,171)	$(107,490)
Net cash provided investing activities	-	-
Net cash provided by financing activities	-	-
Net (decrease) in cash	$(103,171)	$(107,490)

Trends

The factors that will most significantly affect our future operating results, liquidity and capital resources will be:

●	Government regulation of the marijuana industry;
●	Revision of Federal banking regulations for the marijuana industry; and
●	Legalization of the use of marijuana for medical or recreational use in other states.

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

December 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Greater Cannabis Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greater Cannabis Company, Inc. (“the Company”) as of December 31, 2023, and 2022, the related consolidated statements of operations, changes in stockholder’s deficit, and cash flows, for each of the two years in the period ended December 31, 2023, and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the two years ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company has continuously incurred a net loss of $(188,402) for the year ended December 31, 2023, working capital deficit of (666,649) and an accumulated deficit of $(4,481,304) as at December 31, 2023. The continuation of the Company as a going concern through December 31, 2023, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate. As of December 31, 2023, there are no critical audit matters to be communicated.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

We have served as the Company’s auditor since January 2023.

March 27, 2024

Lagos, Nigeria

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
CURRENT ASSETS
Cash	$166,859	$270,030
Total current assets	166,859	270,030

OTHER ASSETS
Right of first refusal agreement (net)	5,417	10,417

Total assets	$172,276	$280,447

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$6,094	$16,251
Accrued interest	55,627	42,589
Accrued officer compensation	340,350	263,000
Loans payable to related parties	260,000	260,000
Notes payable to third parties	171,437	243,437
Total current liabilities and total liabilities	833,508	825,277

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock: 19,000,000 shares authorized, $.001 par value:
Series A Convertible Preferred shares, 9,111,998 and 9,111,998 shares issued and outstanding as of December 31, 2023, and 2022, respectively.	9,112	9,112
Series B Convertible Preferred-issued and outstanding 0 and 0 shares, respectively	-	-
Common stock: 2,000,000,000 shares authorized, $.001 par value, as of December 31, 2023, and 2022, there are 804,638,436 and 732,638,436 shares outstanding, respectively	804,639	732,639
Additional paid-in capital	3,006,321	3,006,321
Accumulated deficit	(4,481,304)	(4,292,902)

Total stockholders’ (deficiency)	(661,232)	(544,830)
Total liabilities and stockholders’ (deficiency)	$172,276	$280,447

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2023, and 2022

	December 31, 2023	December 31, 2022

Revenue:
Product sales	$-	$-
Total revenue

Cost of product sales	-	-
Gross loss	-	-

Operating Expenses:
Officers’ compensation	120,000	120,000
Amortization of right of first refusal agreement	5,000	5,000
Other operating expenses	50,364	52,035
Total operating expenses	175,364	177,035

Loss from operations	(175,364)	(177,035)

Other income (expenses):
Loss on conversions of notes payable and accrued interest to common stock	-	(60,500)
Interest expense	(13,038)	(24,391
Amortization of debt discounts	-	(98,342)
Total other income (expenses)	(13,038)	(183,233)

Loss before provision for income taxes	(188,402)	(360,268)
Provision for income taxes	-	-

Net income (loss)	$(188,402)	$(360,268)

Basic and diluted income (loss) per common share	$(.00)	$(.00)
Weighted average common shares outstanding-basic and diluted	755,154,636	587,774,769

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Years Ended December 31, 2023 and 2022

	Series A Preferred Stock		Series B Preferred Stock		Common stock		Additional		Total
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Paid in capital	Retained earnings	shareholders’ equity
Balance as of January 1, 2023,	9,111,998	$9,112	-	$-	732,638,436	$732,639	$3,006,321	$(4,292,902)	$(544,830)
Conversion of First Fire notes	-	-	-	-	72,000,000	72,000	-	-	72,000
Net loss for the year	-	-	-	-	-	-	-	(188,402)	(188,402)

Balance as of December 31, 2023	9,111,998	$9,112	-	$-	804,638,436	$804,639	$3,006,321	$(4,481,304)	$(661,232)

Balance as of January 1, 2022	9,111,998	$9,112	-	$-	508,638,436	$508,639	$2,945,821	$(3,932,634)	$(469,062)
Conversion of note payable to common share	-	-	-	-	224,000,000	224,000	60,500	-	284,500
Net loss for the year	-	-	-	-	-	-	-	(360,268)	(360,268)
Balance as of December 31, 2022	9,111,998	$9,112	-	$-	732,638,436	$732,639	$3,006,321	$(4,292,902)	$(544,830)

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2023 and 2022

	December 31, 2023	December 31, 2022

OPERATING ACTIVITIES
Net income (loss)	$(188,402)	$(360,268)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Loss on conversions of notes payable and accrued interest to common stock	-	60,500
Amortization of right of first refusal agreement	5,000	5,000
Amortization of debt discounts	-	98,342
Changes in operating assets and liabilities:
Accounts payable	(10,157)	4,546
Accrued interest	13,038	24,390
Accrued officer compensation	77,350	60,000
Net cash used in operating activities	(103,171)	(107,490)

INVESTING ACTIVITIES	-	-
FINANCING ACTIVITIES
Proceeds from notes payable to third parties	-	-

Net cash provided by financing activities	-	-

NET (DECREASE) IN CASH	(103,171)	(107,490)

CASH BALANCE, BEGINNING OF PERIOD	270,030	377,520

CASH BALANCE, END OF PERIOD	$166,859	$270,030

Supplemental Disclosures of Cash Flow Information:
Non-cash Investing and Financing Activities:
Conversion of FirstFire note into 72,000,000 shares of common stock (Fair Value of $ 72,000) for the year ended December 31, 2023	$72,000	$-
Conversion of FirstFire note into 25,000,000 shares of common stock (Fair Value of $ 37,500 ) for the three months ended June 30, 2022	$-	$37,500
Conversion of FirstFire note into 135,000,000 shares of common stock (Fair Value of $ 135,000) for the three months ended September 30, 2022	$-	$183,000
Conversion of FirstFire note into 64,000,000 shares of common. stock (Fair Value of $ 64,000) for the three months ended December	$-	$64,000

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of December 31, 2023, the Company had cash of $166,859, total current liabilities of $833,508, and negative working capital of $666,649. For the year ended December 31, 2023, we incurred a net loss of $188,402 and used $103,171 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through March 2025.

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

NOTE E - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	December 31, 2023	December 31, 2022

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$260,000	$260,000

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

NOTE F - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	December 31, 2023	December 31, 2022

Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	$375	$375
Convertible Promissory Note dated March 15, 2021 payable to FirstFire Global Opportunities Fund, LLC (“FF”), interest at 6%, due March 11, 2022-less unamortized debt discount of $ 0 and $ 98,434, respectively. (ii)	171,062	243,062
Total	$171,437	$243,437

During the year ended December 31, 2022, the Company issued 224,000,000 shares for the conversion of $224,000 principal on the FirstFire note dated March 5, 2021 at a conversion price of $.001.

During the year ended December 31, 2023, the Company issued 72,000,000 shares for the conversion of $72,000 principal on the FirstFire note dated March 5, 2021 at a conversion price of $.001.

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

See NOTE -H WARRANTS

SEE IF THIS CAN BE DELETED

NOTE G - DERIVATIVE LIABILITY

The derivative liability consists of:

	December 31, 2023	December 31, 2022
Convertible Promissory Note dated March 15, 2021 and June 30, 2021 payable to FirstFire Global Opportunities Fund, LLC. Please see NOTE F – NOTES PAYABLE TO THIRD PARTIES for further information (i): Due March 11, 2022	$-	$-

Total derivative liability	$-	$-

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

During the year ended December 31, 2023, the Company issued 72,000,000 shares for the conversion of $72,000 principal on the FirstFire note dated March 5, 2021 at a conversion price of $.001.

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

At December 31, 2023 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is not more likely than not that the benefits will be realized. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

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

Service Agreements

On July 31, 2018, the Company executed Services Agreements with its newly appointed Chief Executive Officer (the “CEO”), for terms of five years. The Agreement provides for a monthly base salary of $10,000 for the CEO. For the years ended December 31, 2023 and 2022 the Company expensed a total of $120,000, respectively.

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

Changes in Internal Controls

During the twelve months ended December 31, 2023, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Management Changes

None.

Acquisitions

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers as of December 31, 2023.

The names and ages of our Directors and Executive Officers are set forth below. Our By-Laws provide for not less than one Director. All Directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The officers are elected by our Board.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as at the date hereof are as follows:

Name	Age	Positions and Offices
Aitan Zacharin	40	President, Chief Executive Officer, Treasurer and Director

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

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our other executive officers during 2023 and2022.

					Non-Equity
				Stock	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)

Aitan Zacharin(1)	2023	$120,000
	2022	$120,000

(1)	Mr. Aitan Zacharin became the Company’s principal executive officer, principal financial officer and Chairman of the Board of Directors on July 31, 2018. Mr. Zacharin has a monthly salary of $10,000.

Employment Contracts. We have an employment agreement with Mr. Zacharin, our Executive Officer.

Compensation of Directors

The following table sets forth information concerning the compensation earned during 2023 by each individual who served as a non-employee director at any time during the fiscal year:

2023 DIRECTOR COMPENSATION

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

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible debt or convertible preferred shares currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2023 are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of shares of common stock outstanding on December 31, 2023, which was 804,638,436 and the shares issuable upon exercise of options, warrants exercisable, preferred stock and debt convertible on or within 60 days of December 31, 2023.

(2) The number of common shares outstanding used in computing the percentages is 804,638,436

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2023, we incurred approximately $7,100 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	2023	2022
Audit Fees	$7,100	$13,500
Tax Fees	250	Nil
All Other Fees	Nil	Nil
Total	$7,100	$13,500

The following exhibits are filed as part of this report:

No.	Description
3.1	Articles of Organization (previously filed with Form S-1 on June 20, 2017)
3.2	Notice of Conversion (previously filed with Form S-1 on June 20, 2017)
3.3	Articles of Incorporation (previously filed with Form S-1 on June 20, 2017)
3.4	Bylaws (previously filed with Form S-1 on June 20, 2017)
3.5	The Greater Cannabis Company, LLC Reinstatement State of Florida dated January 12, 2017 (previously filed with Form S-1 on June 20, 2017)
3.6	Articles of Organization GCC Investment Holdings, LLC dated July 20, 2017 (previously filed on Amendment No. 2 to Form S-1 on August 8, 2017)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on June 20, 2017)
5.1	Legal Opinion of John T. Root, Jr.
10.1	Anti-Dilution Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated as of February 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.2	Licensing Agreement with Artemis Technologies (previously filed with Form S-1 on June 20, 2017)
10.3	Valvasone Trust Consulting Agreement dated as of December 24, 2016 (previously filed with Form S-1 on June 20, 2017)
10.4	Asset Acquisition Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated April 21, 2017 (previously filed with Form S-1 on June 20, 2017)
10.5	Collateral Agreement with SLMI Energy Holdings, LLC and Sylios Corp dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.6	Resale Certificate (previously filed with Form S-1 on June 20, 2017)
10.7	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of August 12, 2014 (previously filed with Form S-1 on June 20, 2017)
10.8	Board of Directors Services Agreement with Jimmy Wayne Anderson dated as of March 10, 2017 (previously filed with Form S-1 on June 20, 2017)
10.9	Promissory Note between The Greater Cannabis Company, Inc. and Expert Witness Locators dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.10	Promissory Note between The Greater Cannabis Company, Inc. and John T. Root, Jr. dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.11	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of March 31, 2017 (previously filed with Form S-1 on June 20, 2017)
10.12	Registration Rights Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.13	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.14	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)

10.15	Escrow Agreement among The Greater Cannabis Company, Inc., Emet Capital Partners, LLC and Grushko & Mittman, P.C., as escrow agent, dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.16	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.17	Advisory Agreement between The Greater Cannabis Company, Inc. and MCAP, LLC dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.18	Convertible Promissory Note and Warrant Coverage between The Greater Cannabis Company, Inc. and Xeraflop Technologies, Inc. dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.19	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.20	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.21	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.22	Waiver between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of January 9, 2018 (previously filed on Form 8-K on April 2, 2018)
10.23	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of January 9, 2018 (previously filed on Form 8-K on April 2, 2018)
10.24	Allonge made by The Greater Cannabis Company, Inc. to Emet Capital Partners, LLC dated March 28, 2018 (previously filed on Form 10-K on April 17, 2018)
10.25	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of March 28, 2018 (previously filed on Form 10-K on April 17, 2018)
10.26	Emet Exchange Agreement dated February 14, 2019 (previously filed on Form 8-K on February 15, 2019)
10.28	Eagle Convertible Note dated February 12, 2019 (previously filed on Form 8-K on February 15, 2019)
10.30	Eagle Securities Purchase Agreement dated February 12, 2019 (previously filed on Form 8-K on February 15, 2019)
10.31	Emet Certificate of Designation dated February 14, 2019 (previously filed on Form 8-K on February 15, 2019)
10.32	GW Note dated January 27, 2020 (previously filed on Form 8-K on February 3, 2020)
10.33	GW Securities Purchase Agreement dated January 27, 2020 (previously filed on Form 8-K on February 3, 2020)
10.34	FF Note dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
10.35	FF Registration Rights Agreement dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
10.36	FF Securities Purchase Agreement dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
10.37	FF Warrant Agreement A dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
10.38	FF Warrant Agreement B dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
10.39	FF Warrant Agreement C dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
21.1	Articles of Organization GCC Superstore, LLC (previously filed with Form S-1 on June 20, 2017)
23.1	Consent of John T. Root, Jr. (Please see Exhibit 5.1 Legal Opinion of John T. Root, Jr.) (previously filed with Amendment No. 3 to Form S-1 on August 25, 2017)
Graphic	Corporate logo- GCC (previously filed with Form S-1 on June 20, 2017)
Graphic	Corporate logo GCC Superstore (previously filed with Form S-1 on June 20, 2017)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

++ To be filed by subsequent amendment.

XBRL Exhibits will be filed by subsequent amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Signatures	Title	Date

/s/ Aitan Zacharin	President (Principal Executive Officer), Acting Chief Financial Officer	April 1, 2024
(Principal Accounting Officer) and Chairman of the Board of Directors

