Form 10-Q
period 2024-03-31
Greater Cannabis Company, Inc.
filed 2024-05-14
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 732,638,436 shares of common stock as of May 14, 2024.

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

3

THE GREATER CANNABIS COMPANY, INC.

MARCH 31, 2024

FORM 10-Q

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$129,323	$166,859
Total current assets	129,323	166,859

OTHER ASSETS
Right of first refusal agreement cost (less accumulated amortization of $15,833 and $14,583)	4,167	5,417

Total assets	$133,490	$172,276

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$6,259	$6,094
Accrued interest	61,287	55,627
Accrued officers’ compensation	340,350	340,350
Loans payable to related parties	260,000	260,000
Notes payable to third parties	171,437	171,437
Total current liabilities and total liabilities	839,333	833,508

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 19,000,000 shares authorized, $.001 par value: Series A Convertible Preferred-issued and outstanding 9,111,998 and 9,111,998 shares, respectively	9,112	9,112
Common stock; 2,000,000,000 shares authorized, $.001 par value, as of March 31, 2024 and December 31, 2023, there are 804,638,436 shares outstanding, respectively	804,639	804,639
Additional paid-in capital	3,006,321	3,006,321
Accumulated deficit	(4,525,915)	(4,481,304)

Total stockholders’ (deficiency)	(705,843)	(661,232)
Total liabilities and stockholders’ (deficiency)	$133,490	$172,276

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Period Ended March 31, 2024 and 2023 (Unaudited)

	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$-	$-
Consulting fees	-	-
Total revenue	-	-

Cost of product sales	-	-
Gross profit (loss)	-	-

Operating Expenses:
Officers compensation	30,000	30,000
Amortization of Right of First Refusal Agreement cost	1,250	1,250
Other operating expenses	7,701	8,218
Total operating expenses	38,951	39,468

Income (loss) from operations	(38,951)	(39,468)

Other income (expenses):
Interest expense	(5,660)	(3,600)
Amortization of debt discounts	-	-
Total other income (expenses)	(5,660)	(3,600)

Income (loss) before provision for income taxes	(44,611)	(43,068)
Provision for income taxes	-	-

Net loss	$(44,611)	$(43,068)

Basic and diluted income (loss) per common share	$(.00)	$(.00)
Weighted average common shares outstanding-basic and diluted	732,638,436	732,638,436

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Three Months Period Ended March 31, 2024 and 2023

(Unaudited)

	Series A Preferred				Additional
	stock		Common Stock		Paid in	Accumulated
For the three months ended	Shares	Amount	Shares	Amount	Capital	Deficit	Total
March 31, 2024:
Balances at December 31, 2023	9,111,998	$9,112	804,638,436	$804,639	$3,006,321	$(4,481,304)	$(661,232)
Net loss for the three months ended March 31, 2024						(44,611)	(44,611)
Balances at March 31, 2024	9,111,998	$9,112	804,638,436	$804,639	$3,006,321	$(4,525,915)	$(705,843)

For the three months ended March 31, 2023:

Balances at December 31, 2022	9,111,998	$9,112	804,638,436	$804,639	$3,006,321	$(4,292,902)	$(544,830)
Net loss for the three months ended March 31, 2023						(43,068)	(43,068)
Balances at March 31, 2023	9,111,998	$9,112	804,638,436	$804,639	$3,006,321	$(4,335,970)	$(587,898)

The accompanying notes are an integral part of these unaudited financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Period Ended March 31, 2024 and 2023 (Unaudited)

	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(44,611)	$(43,068)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Amortization of Right of First Refusal Agreement cost	1,250	1,250
Changes in operating assets and liabilities:
Accounts payable	165	(10,259)
Accrued interest	5,660	3,600
Accrued officers’ compensation	-	30,000
Net cash used in operating activities	(37,536)	(18,477)

INVESTING ACTIVITIES
Purchase of Right of First Refusal Agreement		-
Net cash used in investing activities		-

FINANCING ACTIVITIES
Proceeds from notes payable to third parties		-
Net cash provided by financing activities		-

NET INCREASE (DECREASE) IN CASH	(37,536)	(18,477)

CASH BALANCE, BEGINNING OF PERIOD	166,859	270,030

CASH BALANCE, END OF PERIOD	$129,323	$251,553

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

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

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The interim financial statements as of March 31, 2024 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the three months ended March 31, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024.

Certain information and finance disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2023 as included in our report on Form 10-K.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2024, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the Three Months Ended March 31, 2024 and 2023

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

For the Three Months Ended March 31, 2024 and 2023

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

For the Three Months Ended March 31, 2024 and 2023

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

For the Three Months Ended March 31, 2024 and 2023

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

For the Three Months Ended March 31, 2024 and 2023

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of March 31, 2024, the Company had cash of $129,323, total current liabilities of $839,333, and negative working capital of $710,010. For the three months ended March 31, 2024, we incurred a net loss of $44,611 and used $37,536 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

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

For the Three Months Ended March 31, 2024 and 2023

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

NOTE D - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	March 31, 2024	December 31, 2023

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$260,000	$260,000

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

NOTE E - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	March 31, 2024	December 31, 2023

Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	$375	$375
Convertible Promissory Note dated March 15, 2021 payable to FirstFire Global Opportunities Fund, LLC (“FF”), interest at 6%, due March 11, 2022-less unamortized debt discount of $0 and $0, respectively. (i)	171,062	171,062
Total	$171,437	$171,437

(i)	On March 15, 2021, we issued a 6% Convertible Promissory Note to FirstFire Global Opportunities Fund, LLC (“FF”), having a principal amount of $545,000 and an initial tranche principal amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note”). In connection with the FF Note, we and FF entered into a registration rights agreement, three warrant agreements and a securities purchase agreement. On June 30, 2021, we issued the final tranche principle amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note). The FF Note had an original maturity date of March 11, 2022, which was extended to April 30, 2023 by agreement between the parties dated May 1, 2022, which agreement also waiver certain defaults under the FF Note will mature on.

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

For the Three Months Ended March 31, 2024 and 2023

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

See NOTE -G WARRANTS

NOTE F - DERIVATIVE LIABILITY

The derivative liability consists of:

	March 31, 2024	December 31, 2023
Convertible Promissory Note dated March 15, 2021 and June 30, 2021 payable to FirstFire Global Opportunities Fund, LLC, See Note E (i) Due March 11, 2022	$-	$-
Total derivative liability	$-	$-

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

For the Three Months Ended March 31, 2024 and 2023

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

For the Three Months Ended March 31, 2024 and 2023

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

For the Three Months Ended March 31, 2024 and 2023

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

At March 31, 2024 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is not more likely than not that the benefits will be realized. If there are significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

All tax years of the Company and its United States subsidiaries remain subject to examination by the Internal Revenue Service.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

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

Agreements

On July 31, 2018, the Company executed Services Agreements with its newly appointed Chief Executive Officer (the “CEO”), for terms of five years. The Agreement provides for a monthly base salary of $10,000 for the CEO. For the three months years ended March 31, 2024 and 2023 the Company expensed a total of $30,000, respectively.

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

Results of operations

The Company had no revenue during each of the three months ended March 31, 2024 and 2023.

Our operating expenses in the three months ended March 31, 2024 decreased to $38,952, from $39,468 for the same period of 2023. Major operating expenses include officers compensation of $30,000, amortization expense, professional fees and research and development costs.

Other income and (expenses) was $(5,660) for the three months ended March 31, 2024, as compared to $(3,600) for the same quarter in 2023. The increase is mainly due from interest expense only.

Our net loss for the three months ended March 31, 2024, was $44,611 as compared to the net loss of $43,068 during the same quarter in 2023.

Liquidity and Capital Resources

We had $129,323 cash at March 31, 2024, compared to $166,859 cash at December 31, 2023.

At March 31, 2024 and December 31, 2023 we had $171,437 in principal amount of outstanding notes to third parties.

The following table provides detailed information about our net cash flows for the three months ended March 31, 2024 and 2023.

	March 31, 2024	March 31,2023
Net cash used in operating activities	$(37,536)	$(18,477)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net decrease in cash	$(37,536)	(18,477)

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

Changes in Internal Controls

During the quarter ended March 31, 2024, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

THE GREATER CANNABIS COMPANY, INC.

May 14, 2024	/s/ Aitan Zacharin
Chief Executive Officer
(Principal executive, financial and accounting officer).

