Form 10-Q
period 2024-06-30
Greater Cannabis Company, Inc.
filed 2024-08-12
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 804,638,436 shares of common stock as of August 1, 2024.

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

3

THE GREATER CANNABIS COMPANY, INC.

JUNE 30, 2024

FORM 10-Q

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2024 and December 31, 2023

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$80,316	$166,859
Total current assets	80,316	166,859

OTHER ASSETS
Right of first refusal agreement cost (less accumulated amortization of $22,083 and $14,583)	2,917	5,417

Total assets	$83,233	$172,276

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$5,259	$6,094
Accrued interest	66,947	55,627
Accrued officers’ compensation	330,350	340,350
Loans payable to related parties	260,000	260,000
Notes payable to third parties	171,437	171,437
Total current liabilities and total liabilities	833,993	833,508

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 19,000,000 shares authorized, $.001 par value: Series A Convertible Preferred-issued and outstanding 9,111,998 and 9,111,998 shares, respectively	9,112	9,112
Common stock; 2,000,000,000 shares authorized, $.001 par value, as of June 30, 2024 and December 31, 2023, there are 804,638,436 shares outstanding, respectively	804,639	804,639
Additional paid-in capital	3,006,321	3,006,321
Accumulated deficit	(4,570,832)	(4,481,304)

Total stockholders’ (deficiency)	(750,760)	(661,232)
Total liabilities and stockholders’ (deficiency)	$83,233	$172,276

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2024 and 2023 (Unaudited)

	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$-	$-
Consulting fees	-	-
Total revenue	-	-

Cost of product sales	-	-
Gross profit (loss)	-	-

Operating Expenses:
Officers compensation	30,000	30,000
Amortization of Right of First Refusal Agreement cost	1,250	1,250
Other operating expenses	8,007	10,154
Total operating expenses	39,257	41,404

Income (loss) from operations	(39,257)	(41,404)

Other income (expenses):
Interest expense	(5,660)	(3,639)
Loss on conversions/issuances of notes payable		-
Total other income (expenses)	(5,660)	(3,639)

Income (loss) before provision for income taxes	(44,917)	(45,043)
Provision for income taxes	-	-

Net loss	$(44,917)	(45,043)

Basic and diluted income (loss) per common share	$(.00)	(.00)
Weighted average common shares outstanding-basic and diluted	804,638,436	732,638,436

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2024 and 2023 (Unaudited)

	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$-	$-
Total revenue	-	-

512Cost of product sales	-	-
Gross profit (loss)	-	-

Operating Expenses:
Officers compensation	60,000	60,000
Amortization of Right of First Refusal Agreement cost	2,500	2,500
Other operating expenses	15,708	18,372
Total operating expenses	78,208	80,872

Income (loss) from operations	(78,208)	(80,872)

Other income (expenses):
Interest expense	(11,320)	(7,239)
Total other income (expenses)	(11,320)	(7,239)

Income (loss) before provision for income taxes	(89,528)	(88,111)
Provision for income taxes		-

Net loss	$(89,528)	$(88,111)

Basic and diluted income (loss) per common share	$(.00)	$(.00)
Weighted average common shares outstanding-basic and diluted	804,638,436	732,638,436

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Six and Three Months Ended June 30, 2024 and 2023

Unaudited

	Series A Preferred				Additional
	stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
For the six months ended June 30, 2023:
Balances at December 31, 2022	9,111,998	$9,112	732,638,436	$732,639	$3006,321	$(4,292,902)	$(544,830)
Net loss for the three months ended March 31, 2023						(43,068)	(43,068)
Balances at March 31, 2023	9,111,998	$9,112	732,638,436	$732,639	$3,006,321	$(4,335,970)	$(587,898)

Net loss for the three months ended June 30, 2023						(45,043)	(45,043)
Balances at June 30, 2023	9,411,998	$9,112	732,638,436	$732,639	$3,006,321	$(4,381,013)	$(632,941)

For the six months ended: June 30, 2024
Balances at December 31, 2023	9,111,998	$9,112	804,638,436	$804,639	$3,006,321	$(4,481,304)	$(661,232)
Net loss for the three months ended March 31, 2024						(44,611)	(44,611)
Balances at March 31, 2024	9,111,998	$9,112	804,638,436	$804,639	$3,006,321	$(4,525,915)	$(705,843)
Net loss for the three months ended June 30, 2024						(44,917)	(44,917)
Balances at June 30, 2024	9,111,998	$9,112	804,638.436	$804,639	$3,006,321	$(4,570,832)	$(750,760)

The accompanying notes are an integral part of these unaudited financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2024 and 2023 (Unaudited)

	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(89,528)		$(88,111)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Amortization of Right of First Refusal Agreement cost	2,500		2,500
Changes in operating assets and liabilities:
Accounts payable	(835)		(10,911)
Accrued interest	11,320		7,239
Accrued officers’ compensation	(10,000)		60,000
Net cash used in operating activities	(86,543)		(29,283)

INVESTING ACTIVITIES
Net cash used in investing activities	-		-

FINANCING ACTIVITIES
Net cash provided by financing activities	-		-

NET INCREASE (DECREASE) IN CASH	(86,543)		(29,283)

CASH BALANCE, BEGINNING OF PERIOD	166,859		270,030

CASH BALANCE, END OF PERIOD	$80,316		$240,747

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$
Income tax paid	$-	$
Non-cash Investing and Financing Activities:

The accompanying notes are an integral part of these unaudited consolidated financial statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 and 2023

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

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The interim financial statements as of June 30, 2024 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the six months ended June 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2023.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of June 30, 2024, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the Six Months Ended June 30, 2024 and 2023

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

For the Six Months Ended June 30, 2024 and 2023

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

For the Six Months Ended June 30, 2024 and 2023

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

For the Six Months Ended June 30, 2024 and 2023

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

For the Six Months Ended June 30, 2024 and 2023

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of June 30, 2024, the Company had cash of $80,316, total current liabilities of $833,993, and negative working capital of $753,677. For the six months ended June 30, 2024, we incurred a net loss of $89,528 and used $86,543 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through June 2025.

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

For the Six Months Ended June 30, 2024 and 2023

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

NOTE D - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	June 30, 2024	December 31, 2023

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$260,000	$260,000

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

NOTE E - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	June 30, 2024	December 31, 2023

Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	$375	$375
Convertible Promissory Note dated March 15, 2021 payable to FirstFire Global Opportunities Fund, LLC (“FF”), interest at 6%, due March 11, 2022-less unamortized debt discount of $0 and $0, respectively. (i)	171,062	171,062
Total	$171,437	$171,437

(i)	On March 15, 2021, we issued a 6% Convertible Promissory Note to FirstFire Global Opportunities Fund, LLC (“FF”), having a principal amount of $545,000 and an initial tranche principal amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note”). In connection with the FF Note, we and FF entered into a registration rights agreement, three warrant agreements and a securities purchase agreement. On June 30, 2021, we issued the final tranche principle amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note). The FF Note had an original maturity date of March 11, 2022, which was extended to April 30, 2023 by agreement between the parties dated May 1, 2022, which agreement also waiver certain defaults under the FF Note will mature on.

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

For the Six Months Ended June 30, 2024 and 2023

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

See NOTE -G WARRANTS

NOTE F - DERIVATIVE LIABILITY

The derivative liability consists of:

	June 30, 2024	December 31, 2023
Convertible Promissory Note dated March 15, 2021 and June 30, 2021 payable to FirstFire Global Opportunities Fund, LLC, See Note E (i) Due March 11, 2022	$-	$-
Total derivative liability	$-	$-

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

For the Six Months Ended June 30, 2024 and 2023

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

For the Six Months Ended June 30, 2024 and 2023

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

For the Six Months Ended June30, 2024 and 2023

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

At June 30, 2024 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is not more likely than not that the benefits will be realized. If there are significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

All tax years of the Company and its United States subsidiaries remain subject to examination by the Internal Revenue Service.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 and 2023

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

Agreements

On July 31, 2018, the Company executed Services Agreements with its newly appointed Chief Executive Officer (the “CEO”), for terms of five years. The Agreement provides for a monthly base salary of $10,000 for the CEO. For the six months years ended June 30, 2024 and 2023 the Company expensed a total of $60,000, respectively.

NOTE J – SUBSEQUENT EVENTS

There are no Subsequent events.

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

4

Results of operations

The Company had no revenue during each of the six months ended June 30, 2024 and 2023.

Our operating expenses in the six months ended June 30, 2024 decreased to $78,208, from $80,872 for the same period of 2023. Major operating expenses include officers compensation of $60,000, amortization expense, professional fees and research and development costs.

Other income and (expenses) was $(11,320) for the six months ended June 30, 2024, as compared to $(7,239) for the same period ended in 2023. The increase is due from the accrued interest expense.

Our net loss for the six months ended June 30, 2024, was $89,528 as compared to the net loss of $88,111 during the same period ended in 2023.

Liquidity and Capital Resources

We had $80,316 cash at June 30, 2024, compared to $166,859 cash at December 31, 2023.

At June 30, 2024 and December 31, 2023, we had $171,437 in principal amount of outstanding notes to third parties.

The following table provides detailed information about our net cash flows for the six months ended June 30, 2024 and 2023.

	June 30, 2024	June 30, 2024
Net cash used in operating activities	$(86,543)	$(29,283)
Net cash used in investing activities		-
Net cash provided by financing activities		-
Net decrease in cash	$(86,543)	(29,283)

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

Changes in Internal Controls

During the quarter ended June 30, 2024, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE GREATER CANNABIS COMPANY, INC.

August 12, 2024	/s/ Aitan Zacharin
Chief Executive Officer
(Principal executive, financial and accounting officer).

8