Form 10-K
period 2024-12-31
Greater Cannabis Company, Inc.
filed 2025-03-25
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 930,888,436 shares of common stock as of March 18, 2025.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES

We currently lease office space at 2833 Smith Avenue Ste 333 Baltimore, MD 21209 Baltimore, Maryland 21208.

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

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock have been quoted on the OTCPK tier of the over-the-counter market operated by OTC Markets Group Inc. under the symbol “GCAN” since August 2018. Such market is extremely limited. We can provide no assurance that our shares of common stock will be continued to be quoted on the OTC or another exchange, or if traded, that the current public market will be sustainable.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the year ended December 31, 2024, the Company generated $0 in annual revenue compared to $0 in 2023.

Cost of sales was $0 for the year ended December 31, 2024 and $0 for the year ended December 31, 2023. Our operating expenses in the year ended December 31, 2024 amounted to $156,276 as compared to $175,364 for the year ended December 31, 2023.

Our net loss in the year ended December 31, 2024 was $179,041 as compared to the net loss of $188,402 during the year ended December 31, 2023.

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

Liquidity and Capital Resources

We had $57,368 cash on hand at December 31, 2024, compared to 166,859 at December 31, 2023.

At December 31, 2024, we had $171,437 in principal amount of outstanding convertible notes compared to $171,437 at December 31, 2023.

Please see NOTE E - NOTES PAYABLE TO THIRD PARTIES for further information.

The proceeds from loans, convertible debentures as well as cash on hand are being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the twelve months ended December 31, 2024 and 2023.

	31-Dec-24	31-Dec-23
Net cash (used in) operating activities	$(109,491)	$(103,171)
Net cash provided investing activities	-	-
Net cash provided by financing activities	-	-
Net (decrease) in cash	$(109,491)	$(103,171)

Trends

The factors that will most significantly affect our future operating results, liquidity and capital resources will be:

●	Government regulation of the marijuana industry;
●	Revision of Federal banking regulations for the marijuana industry; and
●	Legalization of the use of marijuana for medical or recreational use in other states.

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

THE GREATER CANNABIS COMPANY, INC.

December 31, 2024

ALOBA, AWOMOLO & PARTNERS

(Chartered Accountants)

Floor 4, Providence Court, Ajibade Bus Stop, Beside CocaCola Ibadan, Oyo State, Nigeria

Tel: 08055439586, 08034725835

Email: audits@alobaawomolo.org; alobaawomolopartners@gmail.com; website: www.alobaawomolo.org

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Greater Cannabis Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Greater Cannabis Company, Inc. (the Company) as of December 31, 2024, and the related statements of income, stockholders’ equity, and cash flows for the period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company incurred a net loss of $179,041, working capital deficit of $840,690, an accumulated deficit of $4,660,345 and holds a cash balance of $57,368 as at December 31, 2024. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Aloba, Awomolo & Partners – PCAOB ID #7275

We have served as the Company’s auditor since 2025.

Ibadan, Nigeria

March 24, 2025

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
CURRENT ASSETS
Cash	$57,368	$166,859
Total current assets	57,368	166,859

OTHER ASSETS
Right of first refusal agreement (net)	417	5,417

Total assets	$57,785	$172,276

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$7,879	$6,094
Accrued interest	78,392	55,627
Accrued officer compensation	380,350	340,350
Loans payable to related parties	260,000	260,000
Notes payable to third parties	171,437	171,437
Total current liabilities and total liabilities	898,058	833,508

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock: 19,000,000 shares authorized, $.001 par value:
Series A Convertible Preferred shares, 9,411,998 and 9,111,998 shares issued and outstanding as of December 31, 2024, and 2023, respectively.	9,112	9,112
Series B Convertible Preferred-issued and outstanding 0 and 0 shares, respectively	-	-

Common stock: 2,000,000,000 shares authorized, $.001 par value, as of December 31, 2024, and 2023, there are 804,638,436 shares outstanding, respectively	804,639	804,639
Additional paid-in capital	3,006,321	3,006,321
Accumulated deficit	(4,660,345)	(4,481,304)

Total stockholders’ (deficiency)	(840,273)	(661,232)
Total liabilities and stockholders’ (deficiency)	$57,785	$172,276

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2024 and 2023

	December 31, 2024	December 31, 2023

Revenue:
Product sales	$-	$-
Total revenue

Cost of product sales	-	-
Gross loss	-	-

Operating Expenses:
Officers’ compensation	120,000	120,000
Amortization of right of first refusal agreement	5,000	5,000
Other operating expenses	31,276	50,364
Total operating expenses	156,276	175,364

Loss from operations	(156,276)	(175,364)

Other income (expenses):
Interest expense	(22,765)	(13,038)
Total other income (expenses)	(22,765)	(13,038)

Loss before provision for income taxes	(179,041)	(188,402)
Provision for income taxes	-	-

Net income (loss)	$(179,041)	$(188,402)

Basic and diluted income (loss) per common share	$(.00)	$(.00)
Weighted average common shares outstanding-basic and diluted	804,638,436	755,154,636

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Years Ended December 31, 2024 and 2023

	Series A Preferred Stock		Series B Preferred Stock		Common stock		Additional		Total
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Paid in capital	Retained earnings	shareholders’ equity
Balance as of January 1, 2023,	9,411,998	$9,412	-	$-	732,638,436	$732,639	$3,006,321	$(4,292,902)	$(544,830)
Conversion of First Fire notes	-	-	-	-	72,000,000	72,000	-	-	72,000
Net loss for the year 2023	-	-	-	-	-	-	-	(188,402)	(188,402)

Balance as of December 31, 2023	9,111,998	$9,112	-	$-	804,638,436	$804,639	$3,006,321	$(4,481,304)	$(661,232)

Balance as of January 1, 2024	9,111,998	$9,112	-	$-	804,638,436	$804,639	$3,006,321	$(4,481,304)	$(661,232)
Net loss for the year 2024	-	-	-	-	-	-	-	(179,041)	(179,041)
Balance as of December 31, 2024	9,111,998	$9,112	-	$-	804,638,436	$804,639	$3,006,321	$(4,660,345)	$(840,273)

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024 and 2023

	December 31, 2024	December 31, 2023

OPERATING ACTIVITIES
Net income (loss)	$(179,041)	$(188,402)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Loss on conversions of notes payable and accrued interest to common stock	-	-
Amortization of right of first refusal agreement	5,000	5,000
Amortization of debt discounts	-	-
Changes in operating assets and liabilities:
Accounts payable	1,785	(10,157)
Accrued interest	22,765	13,038
Accrued officer compensation	40,000	77,350
Net cash used in operating activities	(109,491)	(103,171)

INVESTING ACTIVITIES	-	-
FINANCING ACTIVITIES
Proceeds from notes payable to third parties	-	-

Net cash provided by financing activities	-	-

NET (DECREASE) IN CASH	(109,491)	(103,171)

CASH BALANCE, BEGINNING OF PERIOD	166,859	270,030

CASH BALANCE, END OF PERIOD	$57,368	$166,859

Supplemental Disclosures of Cash Flow Information:
Non-cash Investing and Financing Activities:
Conversion of FirstFire note into 72,000,000 shares of common stock (Fair Value of $ 72,000) for the year ended December 31, 2023	$-	$72,000

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2024, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of December 31, 2024, the Company had cash of $57,368, total current liabilities of $898,058, and negative working capital of $840,690. For the year ended December 31, 2024, we incurred a net loss of $179,041 and used $109,491 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through March 2026.

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

NOTE E - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	December 31, 2024	December 31, 2023

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$260,000	$260,000

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

NOTE F - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	December 31, 2024	December 31, 2023

Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	$375	$375
Convertible Promissory Note dated March 15, 2021 payable to FirstFire Global Opportunities Fund, LLC (“FF”), interest at 6%, due March 11, 2022-less unamortized debt discount of $ 0 and $ 0, respectively. (ii)	171,062	171,062
Total	$171,437	$171,437

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

See NOTE -H WARRANTS

SEE IF THIS CAN BE DELETED

NOTE G - DERIVATIVE LIABILITY

The derivative liability consists of:

	December 31, 2024	December 31, 2023
Convertible Promissory Note dated March 15, 2021 and June 30, 2021 payable to FirstFire Global Opportunities Fund, LLC. Please see NOTE F – NOTES PAYABLE TO THIRD PARTIES for further information (i): Due March 11, 2022	$-	$-

Total derivative liability	$-	$-

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

At December 31, 2024 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is not more likely than not that the benefits will be realized. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

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

Service Agreements

On July 31, 2018, the Company executed Services Agreements with its newly appointed Chief Executive Officer (the “CEO”), for terms of five years. The Agreement was renewed on July 31, 2023. for an additional five years term. The Agreement provides for a monthly base salary of $10,000 for the CEO. For the years ended December 31, 2024 and 2023 the Company expensed a total of $120,000, respectively.

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

Changes in Internal Controls

During the twelve months ended December 31, 2024, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Management Changes

None.

Acquisitions

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers as of December 31, 2024.

The names and ages of our Directors and Executive Officers are set forth below. Our By-Laws provide for not less than one Director. All Directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The officers are elected by our Board.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as at the date hereof are as follows:

Name	Age	Positions and Offices
Aitan Zacharin	41	President, Chief Executive Officer, Treasurer and Director

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

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our other executive officers during 2024 and 2023.

					Non-Equity
				Stock	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)

Aitan Zacharin(1)	2024	$120,000
	2023	$120,000

(1)	Mr. Aitan Zacharin became the Company’s principal executive officer, principal financial officer and Chairman of the Board of Directors on July 31, 2018. Mr. Zacharin has a monthly salary of $10,000.

Employment Contracts. We have an employment agreement with Mr. Zacharin, our Executive Officer.

Compensation of Directors

The following table sets forth information concerning the compensation earned during 2024 by each individual who served as a non-employee director at any time during the fiscal year:

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

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible debt or convertible preferred shares currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2024 are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of shares of common stock outstanding on December 31, 2024, which was 804,638,436 and the shares issuable upon exercise of options, warrants exercisable, preferred stock and debt convertible on or within 60 days of December 31, 2024.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2024, we incurred approximately $7,100 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	2024	2023
Audit Fees	$7,100	$7,100
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$7,100	$7,100

The following exhibits are filed as part of this report:

No.	Description
3.1	Articles of Organization (previously filed with Form S-1 on June 20, 2017)
3.2	Notice of Conversion (previously filed with Form S-1 on June 20, 2017)
3.3	Articles of Incorporation (previously filed with Form S-1 on June 20, 2017)
3.4	Bylaws (previously filed with Form S-1 on June 20, 2017)
3.5	The Greater Cannabis Company, LLC Reinstatement State of Florida dated January 12, 2017 (previously filed with Form S-1 on June 20, 2017)
3.6	Articles of Organization GCC Investment Holdings, LLC dated July 20, 2017 (previously filed on Amendment No. 2 to Form S-1 on August 8, 2017)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on June 20, 2017)
10.1	Anti-Dilution Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated as of February 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.2	Licensing Agreement with Artemis Technologies (previously filed with Form S-1 on June 20, 2017)
10.3	Valvasone Trust Consulting Agreement dated as of December 24, 2016 (previously filed with Form S-1 on June 20, 2017)
10.4	Asset Acquisition Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated April 21, 2017 (previously filed with Form S-1 on June 20, 2017)
10.5	Collateral Agreement with SLMI Energy Holdings, LLC and Sylios Corp dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.6	Resale Certificate (previously filed with Form S-1 on June 20, 2017)
10.7	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of August 12, 2014 (previously filed with Form S-1 on June 20, 2017)
10.8	Board of Directors Services Agreement with Jimmy Wayne Anderson dated as of March 10, 2017 (previously filed with Form S-1 on June 20, 2017)
10.9	Promissory Note between The Greater Cannabis Company, Inc. and Expert Witness Locators dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.10	Promissory Note between The Greater Cannabis Company, Inc. and John T. Root, Jr. dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.11	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of March 31, 2017 (previously filed with Form S-1 on June 20, 2017)
10.12	Registration Rights Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.13	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.14	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)

10.15	Escrow Agreement among The Greater Cannabis Company, Inc., Emet Capital Partners, LLC and Grushko & Mittman, P.C., as escrow agent, dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.16	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.17	Advisory Agreement between The Greater Cannabis Company, Inc. and MCAP, LLC dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.18	Convertible Promissory Note and Warrant Coverage between The Greater Cannabis Company, Inc. and Xeraflop Technologies, Inc. dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.19	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.20	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.21	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.22	Waiver between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of January 9, 2018 (previously filed on Form 8-K on April 2, 2018)
10.23	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of January 9, 2018 (previously filed on Form 8-K on April 2, 2018)
10.24	Allonge made by The Greater Cannabis Company, Inc. to Emet Capital Partners, LLC dated March 28, 2018 (previously filed on Form 10-K on April 17, 2018)
10.25	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of March 28, 2018 (previously filed on Form 10-K on April 17, 2018)
10.26	Emet Exchange Agreement dated February 14, 2019 (previously filed on Form 8-K on February 15, 2019)
10.28	Eagle Convertible Note dated February 12, 2019 (previously filed on Form 8-K on February 15, 2019)
10.30	Eagle Securities Purchase Agreement dated February 12, 2019 (previously filed on Form 8-K on February 15, 2019)
10.31	Emet Certificate of Designation dated February 14, 2019 (previously filed on Form 8-K on February 15, 2019)
10.32	GW Note dated January 27, 2020 (previously filed on Form 8-K on February 3, 2020)
10.33	GW Securities Purchase Agreement dated January 27, 2020 (previously filed on Form 8-K on February 3, 2020)
10.34	FF Note dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
10.35	FF Registration Rights Agreement dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
10.36	FF Securities Purchase Agreement dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
10.37	FF Warrant Agreement A dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
10.38	FF Warrant Agreement B dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
10.39	FF Warrant Agreement C dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
21.1	Articles of Organization GCC Superstore, LLC (previously filed with Form S-1 on June 20, 2017)
23.1	Consent of John T. Root, Jr. (Please see Exhibit 5.1 Legal Opinion of John T. Root, Jr.) (previously filed with Amendment No. 3 to Form S-1 on August 25, 2017)
Graphic	Corporate logo- GCC (previously filed with Form S-1 on June 20, 2017)
Graphic	Corporate logo GCC Superstore (previously filed with Form S-1 on June 20, 2017)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

++ To be filed by subsequent amendment.

XBRL Exhibits will be filed by subsequent amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Signatures	Title	Date

/s/ Aitan Zacharin	President (Principal Executive Officer), Acting Chief Financial Officer	March 25, 2025
(Principal Accounting Officer) and Chairman of the Board of Directors

