Form 10-K/A
period 2024-12-31
Greater Cannabis Company, Inc.
filed 2025-05-05
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 25, 2025, is to include the (i) 2023 auditor report in Section F-2, and (ii) to include additional information about the Nature of Operations and Summary of Significant Accounting Policies as it relates to the licensing agreement with Shaare Zedek Scientific Ltd. in Section F-8.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

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

The licensing agreement requires the Company to pay $5,000 per year beginning on the third year from the Effective Date, which was June 21, 2021. The licensing fee is increased every two calendar years by an additional $5,000 up to a maximum of $30,000. Additionally, there are milestone payments of $75,000 upon initiation of the Phase 2 Clinical Trial, $200,000 from the initiation of a Phase 3 Clinical Trial, and $300,000 upon receipt of the first regulatory approval for a drug product. The licensing fees are due 30 days from the beginning of each calendar year. The developmental milestone payments are due 60 days from the date that the milestone has been achieved. At this time the Company is waiting for the Principal Investigator (PI) to source the specialized active pharmaceutical ingredients (API) required to facilitate the Phase 2 Clinical Trial, and as such the annual licensing fee payments have been put on hold. It is not known when the specialized and proprietary API will be able to be sourced. The royalties for dietary supplement sales are 2.25% for net sales between $1-$10 million, 2.5% for net sales between $10 million and $50 million, and 3% for net sales between $50 million and $100 million. Royalty payments for dietary products are capped at $100 million in net sales. Royalties for drug products are 1% for net sales between $1 and $100 million, 1.5% for net sales between $100 million and $500 million, and 2% for net sales greater than $500 million. There is a sublicense royalty of 12%. The Company has concluded the preclinical studies as was communicated in a press release issued by the Company on February 27, 2024. The Company received approval from the Israel Ministry of Health to proceed with a Phase II Clinical Trial as communicated by the Company in a press release on July 5, 2023. The Company is now waiting for the PI to source the API needed for the clinical trial. In order to proceed with the Clinical Trial the Company will need to raise additional funds to finance the cost of the Phase II Clinical Trial. The Clinical Trial is expected to take between 18 and 24 months from the start date to complete. The regulatory approval timeline is uncertain at this time as the Company is awaiting clinical data from the Phase II Clinical Trial in order to submit an application to the FDA to begin the regulatory process.

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

Signatures	Title	Date

/s/ Aitan Zacharin	President (Principal Executive Officer), Acting Chief Financial Officer	May 5, 2025
(Principal Accounting Officer) and Chairman of the Board of Directors

