Form 10-Q
period 2025-03-31
Greater Cannabis Company, Inc.
filed 2025-05-12
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 974,888,436 shares of common stock as of May 5, 2025.

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

3

THE GREATER CANNABIS COMPANY, INC.

MARCH 31, 2024

FORM 10-Q

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2025 (unaudited) and December 31, 2024

	March 31, 2025	December 31, 2024
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$46,213	$57,368
Total current assets	46,213	57,368

OTHER ASSETS
Right of first refusal agreement cost (less accumulated amortization of $25,000 and $24,583)	-	417

Total assets	$46,213	$57,785

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$8,044	$7,879
Accrued interest	80,446	78,392
Accrued officers’ compensation	410,350	380,350
Loans payable to related parties	260,000	260,000
Notes payable to third parties	111,357	171,437
Total current liabilities and total liabilities	870,197	898,058

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 19,000,000 shares authorized, $.001 par value: Series A Convertible Preferred-issued and outstanding 9,111,998 and 9,111,998 shares, respectively	9,112	9,112
Common stock; 2,000,000,000 shares authorized, $.001 par value, as of March 31, 2025 and December 31, 2024, there are 974,888,436 and 804,638,436 shares outstanding, respectively	974,889	804,639
Additional paid-in capital	2,955,871	3,006,321
Accumulated deficit	(4,763,856)	(4,660,345)

Total stockholders’ (deficiency)	(823,984)	(840,273)
Total liabilities and stockholders’ (deficiency)	$46,213	$57,785

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2025 and 2024 (Unaudited)

	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$-	$-
Consulting fees	-	-
Total revenue	-	-

Cost of product sales	-	-
Gross profit (loss)	-	-

Operating Expenses:
Officers compensation	30,000	30,000
Stock-based compensation	1,800	-
Amortization of Right of First Refusal Agreement cost	417	1,250
Other operating expenses	11,319	7,701
Total operating expenses	43,536	38,951

Income (loss) from operations	(43,536)	(38,951)

Other income (expenses):
Interest expense	(2,055)	(5,660)
Loss on conversion of notes payable	(57,920)	-
Total other income (expenses)	(59,975)	(5,660)

Income (loss) before provision for income taxes	(103,511)	(44,611)
Provision for income taxes	-	-

Net loss	$(103,511)	$(44,611)

Basic and diluted income (loss) per common share	$(.00)	$(.00)
Weighted average common shares outstanding-basic and diluted	910,373,303	732,638,436

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Series A Preferred				Additional
	stock		Common Stock		Paid in	Accumulated
For the three months ended	Shares	Amount	Shares	Amount	Capital	Deficit	Total
March 31, 2024:
Balances at December 31, 2023	9,111,998	$9,112	732,638,436	$804,639	$3,006,321	$(4,481,304)	$(661,232)

Net loss for the three months ended March 31, 2024						(44,611)	(44,611)
Balances at March 31, 2024	9,111,998	$9,112	732,638,436	$804,639	$3,006,321	$(4,525,915)	$(705,843)

For the three months ended March 31, 2025:

Balances at December 31, 2024	9,111,998	$9,112	804,638,436	$804,639	$3,006,321	$(4,660,345)	$(840,273)
Issuance of 168,000,000 common stock for notes payable conversion			168,000,000	168,000	(50,000)		118,000
Issuance of 2,250,000 common stock for compensation			2,250,000	2,250	(450)		1,800

Net loss for the three months ended March 31, 2025						(103,511)	(103,511)

Balances at March 31, 2025	9,111,998	$9,112	974,888,436	$974,889	$2,955,871	$(4,763,856)	$(823,984)

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2025 and 2024 (Unaudited)

	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(103,511)	$(44,611)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Amortization of Right of First Refusal Agreement cost	417	1,250
Issuance of common stock for compensation	1,800
Issuance of common stock for debt conversion	57,920
Changes in operating assets and liabilities:
Accounts payable	165	165
Accrued interest	2,054	5,660
Accrued officers’ compensation	30,000	-
Net cash used in operating activities	(11,155)	(37,536)

INVESTING ACTIVITIES
Purchase of Right of First Refusal Agreement		-
Net cash used in investing activities		-

FINANCING ACTIVITIES
Proceeds from notes payable to third parties		-
Net cash provided by financing activities		-

NET INCREASE (DECREASE) IN CASH	(11,155)	(37,536)

CASH BALANCE, BEGINNING OF PERIOD	57,368	166,859

CASH BALANCE, END OF PERIOD	$46,213	$129,323

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

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

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The interim financial statements as of March 31, 2024 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025.

Certain information and finance disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2024 as included in our report on Form 10-K.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2025, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the Three Months Ended March 31, 2025 and 2024

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

For the Three Months Ended March 31, 2025 and 2024

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

For the Three Months Ended March 31, 2025 and 2024

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

For the Three Months Ended March 31, 2025 and 2024

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

For the Three Months Ended March 31, 2025 and 2024

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of March 31, 2025, the Company had cash of $46,213, total current liabilities of $870,197, and negative working capital of $823,984. For the three months ended March 31, 2025, we incurred a net loss of $103,511 and used $11,155 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

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

For the Three Months Ended March 31, 2025 and 2024

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

NOTE D - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	March 31, 2025	December 31, 2024

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$260,000	$260,000

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

NOTE E - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	March 31, 2025	December 31, 2024

Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	$375	$375
Convertible Promissory Note dated March 15, 2021 payable to FirstFire Global Opportunities Fund, LLC (“FF”), interest at 6%, due March 11, 2022-less unamortized debt discount of $0 and $0, respectively. (i)	110,982	171,062
Total	$111,357	$171,437

(i)	On March 15, 2021, we issued a 6% Convertible Promissory Note to FirstFire Global Opportunities Fund, LLC (“FF”), having a principal amount of $545,000 and an initial tranche principal amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note”). In connection with the FF Note, we and FF entered into a registration rights agreement, three warrant agreements and a securities purchase agreement. On June 30, 2021, we issued the final tranche principle amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note). The FF Note had an original maturity date of March 11, 2022, which was extended to April 30, 2023 by agreement between the parties dated May 1, 2022, which agreement also waiver certain defaults under the FF Note will mature on.

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

During the three months ended March 31, 2025, the Company issued 80,000,000 shares for the conversion of $22,400 principal on the FirstFire note dated March 5, 2021 at a conversion price of $.00028 and 88,000,000 shares for the conversion of $37,680 principal on the FirstFire note dated March 5, 2021 at a conversion prices of $.00042.

The FF Note may be pre-paid in whole or in part by paying FF the following premiums:

PREPAY DATE	PREPAY AMOUNT
≤ 30 days	105% * (Principal + Interest (“P+I”)
31- 60 days	110% * (P+I)
61-90 days	115% * (P+I)
91-120 days	120% * (P+I)
121-150 days	125% * (P+I)
151-180 days	130% * (P+I)

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

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

See NOTE -G WARRANTS

NOTE F - DERIVATIVE LIABILITY

The derivative liability consists of:

	March 31, 2025	December 31, 2024
Convertible Promissory Note dated March 15, 2021 and June 30, 2021 payable to FirstFire Global Opportunities Fund, LLC, See Note E (i) Due March 11, 2022	$-	$-
Total derivative liability	$-	$-

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

For the Three Months Ended March 31, 2025 and 2024

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

For the Three Months Ended March 31, 2025 and 2024

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

During the three months ended March 31, 2025, the Company issued 80,000,000 shares for the conversion of $22,400 principal on the FirstFire note dated March 5, 2021 at a conversion price of $.00028 and 88,000,000 shares for the conversion of $37,680 principal on the FirstFire note dated March 5, 2021 at a conversion prices of $.00042.

On February 17, 2025, the Company issued 2,250,000 shares of common stock for compensation valued at $ 1,800.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

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

At March 31, 2025 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is not more likely than not that the benefits will be realized. If there are significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

All tax years of the Company and its United States subsidiaries remain subject to examination by the Internal Revenue Service.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

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

Agreements

On July 31, 2018, the Company executed Services Agreements with its newly appointed Chief Executive Officer (the “CEO”), for terms of five years. The Agreement provides for a monthly base salary of $10,000 for the CEO. For the three months years ended March 31, 2025 and 2024 the Company expensed a total of $30,000, respectively.

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

4

Results of operations

The Company had no revenue during each of the three months ended March 31, 2025 and 2024.

Our operating expenses in the three months ended March 31, 2025 increased to $43,536, from $38,951 for the same period of 2024. Major operating expenses include officers compensation of $30,000, amortization expense, professional fees and research and development costs.

Other income and (expenses) was $(5,660) for the three months ended March 31, 2024, as compared to $(59,975) for the same quarter in 2025. The increase is due from loss on conversion of notes payable in the amount of $57,920.

Our net loss for the three months ended March 31, 2025, was $103,511 as compared to the net loss of $44,611 during the same quarter in 2024.

Liquidity and Capital Resources

We had $46,213 cash at March 31, 2025, compared to $57,368 cash at December 31, 2024.

At March 31, 2025 and December 31, 2024 we had $111,357 and 171,437 in principal amount of outstanding notes to third parties.

The following table provides detailed information about our net cash flows for the three months ended March 31, 2025 and 2024.

	March 31, 2025	March 31, 2024
Net cash used in operating activities	$(11,155)	$(37,536)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net decrease in cash	$(37,536)	(18,477)

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

Changes in Internal Controls

During the quarter ended March 31, 2025, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

THE GREATER CANNABIS COMPANY, INC.

May 12, 2025	/s/ Aitan Zacharin
Chief Executive Officer
(Principal executive, financial and accounting officer).

9