Form 10-Q/A
period 2025-03-31
Greater Cannabis Company, Inc.
filed 2025-08-08
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,349,888,436 shares of common stock as of July 25, 2025.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 as filed with the Securities and Exchange Commission on May 12, 2025, is to include restated consolidated financial statements for the three months ended March 31, 2025 in order to correctly reflect the terms of the note agreement to FirstFire. (see Note-E-NOTES PAYABLE TO THIRD PARTIES). As restated in NOTE K, the default of penalties and interest was recorded as of March 31, 2025 in the amount of $ 138,906.

No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

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

MARCH 31, 2025

FORM 10-Q/A

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2025 (unaudited) and December 31, 2024

	March 31, 2025	December 31, 2024
	(Unaudited)
	(As restated-see Note-K)
ASSETS
CURRENT ASSETS
Cash	$46,213	$57,368
Total current assets	46,213	57,368

OTHER ASSETS
Right of first refusal agreement cost (less accumulated amortization of $25,000 and $24,583)	-	417

Total assets	$46,213	$57,785

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$8,044	$7,879
Accrued interest	80,446	78,392
Accrued officers’ compensation	410,350	380,350
Loans payable to related parties	260,000	260,000
Notes payable to third parties	111,357	171,437
Note default penalties and interest	138,906	-
Total current liabilities and total liabilities	1,009,103	898,058

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 19,000,000 shares authorized, $.001 par value: Series A Convertible Preferred-issued and outstanding 9,111,998 and 9,111,998 shares, respectively	9,112	9,112
Common stock; 2,000,000,000 shares authorized, $.001 par value, as of March 31, 2025 and December 31, 2024, there are 974,888,436 and 804,638,436 shares outstanding, respectively	974,889	804,639
Additional paid-in capital	2,955,871	3,006,321
Accumulated deficit	(4,902,762)	(4,660,345)

Total stockholders’ (deficiency)	(962,890)	(840,273)
Total liabilities and stockholders’ (deficiency)	$46,213	$57,785

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2025 and 2024 (Unaudited)

	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
	(As restated- see Note-K)

Revenue:
Product sales	$-	$-
Consulting fees	-	-
Total revenue	-	-

Cost of product sales	-	-
Gross profit (loss)	-	-

Operating Expenses:
Officers compensation	30,000	30,000
Stock-based compensation	1,800	-
Amortization of Right of First Refusal Agreement cost	417	1,250
Other operating expenses	11,319	7,701
Total operating expenses	43,536	38,951

Income (loss) from operations	(43,536)	(38,951)

Other income (expenses):
Interest expense	(2,055)	(5,660)
Loss on conversion of notes payable	(57,920)	-
Note default penalties and interest	(138,906)	-
Total other income (expenses)	(198,881)	(5,660)

Income (loss) before provision for income taxes	(242,417)	(44,611)
Provision for income taxes	-	-

Net loss	$(242,417)	$(44,611)

Basic and diluted income (loss) per common share	$(.00)	$(.00)
Weighted average common shares outstanding-basic and diluted	910,373,303	732,638,436

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Series A Preferred				Additional
	stock		Common Stock		Paid in	Accumulated
For the three months ended	Shares	Amount	Shares	Amount	Capital	Deficit	Total
March 31, 2024:
Balances at December 31, 2023	9,111,998	$9,112	732,638,436	$804,639	$3,006,321	$(4,481,304)	$(661,232)
Net loss for the three months ended March 31, 2024						(44,611)	(44,611)
Balances at March 31, 2024	9,111,998	$9,112	732,638,436	$804,639	$3,006,321	$(4,525,915)	$(705,843)

For the three months ended March 31, 2025:
(As restated-see Note-K)
Balances at December 31, 2024	9,111,998	$9,112	804,638,436	$804,639	$3,006,321	$(4,660,345)	$(840,273)
Issuance of 168,000,000 common stock for notes payable conversion			168,000,000	168,000	(50,000)		118,000
Issuance of 2,250,000 common stock for compensation			2,250,000	2,250	(450)		1,800
Net loss for the three months ended March 31, 2025-restated						(242,417)	(242,417)
Balances at March 31, 2025	9,111,998	$9,112	974,888,436	$974,889	$2,955,871	$(4,902,762)	$(962,890)

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2025 and 2024 (Unaudited)

	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
	(As restated-see Note-K)
OPERATING ACTIVITIES
Net income (loss)	$(242,417)	$(44,611)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Amortization of Right of First Refusal Agreement cost	417	1,250
Issuance of common stock for compensation	1,800	-
Issuance of common stock for debt conversion	57,920	-
Changes in operating assets and liabilities:
Accounts payable	165	165
Accrued interest	2,054	5,660
Accrued officers’ compensation	30,000	-
Note default penalties and interest	138,906	-
Net cash used in operating activities	(11,155)	(37,536)

INVESTING ACTIVITIES
Purchase of Right of First Refusal Agreement	-	-
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from notes payable to third parties	-	-
Net cash provided by financing activities	-	-

NET INCREASE (DECREASE) IN CASH	(11,155)	(37,536)

CASH BALANCE, BEGINNING OF PERIOD	57,368	166,859

CASH BALANCE, END OF PERIOD	$46,213	$129,323

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

(As restated-see Note-K)

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

Cash and Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the period presented, the Company had $46,213 in cash and no cash equivalents.

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

(Unaudited)

NOTE B - GOING CONCERN-as restated-see Note-K

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of March 31, 2025, the Company had cash of $46,213, total current liabilities of $1,009,103, and negative working capital of $962,890. For the three months ended March 31, 2025, we incurred a net loss of $242,417 and used $11,155 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

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

NOTE E - NOTES PAYABLE TO THIRD PARTIES-as restated-see Note-K

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

NOTE K-RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company restated the consolidated financial statements for the three months ended March 31, 2025 (which were previously included in the Company’s Form 10-Q filed with the SEC on May 12, 2025) in order to correct the terms of the note agreement to FirstFire. (see Note-E-NOTES PAYABLE TO THIRD PARTIES)

As restated, the default of penalties and interest was recorded as of March 31, 2025 in the amount of $ 138,906.

The impact of the restatements noted above, is as follows:

As of March 31, 2025	As Previously	Restatement
	Reported	Adjustments	As Restated

Total assets	$46,213	-	$46,213

Accounts payable	$8,044		$8,044
Accrued interest	80,446		80,446
Accrued officers’ compensation	410,350		410,350
Loans payable to related parties	260,000		260,000
Notes payable to third parties	111,357		111,357
Default penalties and interest	-	138,906	138,906

Total current liabilities and total liabilities	870,197	138,906	1,009,103

STOCKHOLDERS’ EQUITY
Preferred stock	9112	-	9,112
Common stock	974,889	-	974,889
Additional paid-in capital	2,955,871	-	2,955,871
Accumulated deficit	(4,763,856)	(138,906)	(4,902,762)

Total stockholders’ equity	(823,984)	(138,906)	(962,890)

Total liabilities and stockholders’ equity	$46,213	-	$46,213

The effect of the restatement adjustments on the Consolidated Statement of Operations for the three months ended March 31, 2025 follows:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Revenue:
Sales and consulting	$-	-	$-
Total revenue	-	-	-

Total operating expenses and loss from operations	(43,536)	-	(43,536)

Other (expenses) income:
Interest expense	(2,055)	-	(2,055)
Loss on conversion of notes payable	(57,920)	-	(57,920)
Note default penalties and interest	-	(138,906)	(138,906)
Total other expenses-net	(59,975)	(138,906)	(198,881)

Net (loss) before income taxes	(103,511)	(138,906)	(242,417)
Provision for income taxes	-	-	-

Net (loss)	$(103,511)	$(138,906)	$(242,417)
Basic and diluted (loss) per common share	$(.00)	-	$(0.00)

Weighted average common shares outstanding-basic and diluted	910,373,303	-	910,373,303

The effect of the restatement adjustments on the Consolidated Statement of Cash Flows for the three months ended March 31, 2025 follows:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Net (loss)	$(103,511)	(138,906)	$(242,417)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Amortization	417	-	417
Issuances of common stock	59,720	-	59,720
Changes in operating assets and liabilities:
Accounts payable	165	-	165
Accrued interest	2,054	-	2,054
Accrued officers’ compensation	30,000	-	30,000
Note default penalties and interest	-	138,906	138,906

Net cash used in operating activities	(11,155)	-	(11,155)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES	-	-	-

NET (DECREASE) IN CASH	(11,155)	-	(11,155)

CASH BALANCE, BEGINNING OF PERIOD	57,368	-	57,368

CASH BALANCE, END OF PERIOD	$46,213	-	$46,213

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

4

Results of operations-as restated-see Note-K

The Company had no revenue during each of the three months ended March 31, 2025 and 2024.

Our operating expenses in the three months ended March 31, 2025 increased to $43,536, from $38,951 for the same period of 20234. Major operating expenses include officers compensation of $30,000, amortization expense, professional fees and research and development costs.

Other income and (expenses) was $(5,660) for the three months ended March 31, 2024, as compared to $(242,417) for the same quarter in 2025. The increase is due from loss on conversion of notes payable in the amount of $57,920 and note default penalties and interest in the amount of $138,906.

Our net loss for the three months ended March 31, 2025, was $242,417 as compared to the net loss of $44,611 during the same quarter in 2024.

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

THE GREATER CANNABIS COMPANY, INC.

August 8, 2025	/s/ Aitan Zacharin
Chief Executive Officer
(Principal executive, financial and accounting officer).

9