Form 10-Q
period 2025-06-30
Greater Cannabis Company, Inc.
filed 2025-08-08
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,349,888,436 shares of common stock as of August 4, 2025.

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

3

THE GREATER CANNABIS COMPANY, INC.

JUNE 30, 2025

FORM 10-Q

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2025 (unaudited) and December 31, 2024

	June 30, 2025	December 31, 2024
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$26,712	$57,368
Total current assets	26,712	57,368

OTHER ASSETS
Right of first refusal agreement cost (less accumulated amortization of $25,000 and $24,583)	-	417

Total assets	$26,712	$57,785

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$6,793	$7,879
Accrued interest	81,332	78,392
Accrued officers’ compensation	430,350	380,350
Loans payable to related parties	260,000	260,000
Notes payable to third parties	14,157	171,437
Note default penalties and interest	306,323	-
Total current liabilities and total liabilities	1,098,955	898,058

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 19,000,000 shares authorized, $.001 par value: Series A Convertible Preferred-issued and outstanding 9,111,998 and 9,111,998 shares, respectively	9,112	9,112
Common stock; 2,000,000,000 shares authorized, $.001 par value, as of June 30, 2025 and December 31, 2024, there are 1,349,888,436 and 804,638,436 shares outstanding, respectively	1,349,889	804,639
Additional paid-in capital	2,862,371	3,006,321
Accumulated deficit	(5,293,615)	(4,660,345)

Total stockholders’ (deficiency)	(1,072,243)	(840,273)
Total liabilities and stockholders’ (deficiency)	$26,712	$57,785

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2025 and 2024 (Unaudited)

	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$-	$-
Consulting fees	-	-
Total revenue	-	-

Cost of product sales	-	-
Gross profit (loss)	-	-

Operating Expenses:
Officers compensation	30,000	30,000
Amortization of Right of First Refusal Agreement cost	-	1,250
Other operating expenses	18,251	8,007
Total operating expenses	48,251	39,257

Income (loss) from operations	(48,251)	(39,257)

Other income (expenses):
Loss on conversion of notes payable	(174,300)	-
Note default penalties and interest	(167,417)	-
Interest expense	(885)	(5,660)
Total other income (expenses)	(342,602)	(5,660)

Income (loss) before provision for income taxes	(390,853)	(44,917)
Provision for income taxes	-	-

Net loss	$(390,853)	(44,917)

Basic and diluted income (loss) per common share	$(.00)	(.00)
Weighted average common shares outstanding-basic and diluted	1,286,797,269	804,638,436

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2025 and 2024 (Unaudited)

	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$-	$-
Total revenue	-	-

Cost of product sales	-	-
Gross profit (loss)	-	-

Operating Expenses:
Officers compensation	60,000	60,000
Stock-based compensation	1,800	-
Amortization of Right of First Refusal Agreement cost	417	2,500
Other operating expenses	29,570	15,708
Total operating expenses	91,787	78,208

Income (loss) from operations	(91,787)	(78,208)

Other income (expenses):
Loss on conversion of notes payable	(232,220)	-
Note default penalties and interest	(306,323)	-
Interest expense	(2,940)	(11,320)
Total other income (expenses)	(541,483)	(11,320)

Income (loss) before provision for income taxes	(633,270)	(89,528)
Provision for income taxes	-	-

Net loss	$(633,270)	$(89,528)

Basic and diluted income (loss) per common share	$(.00)	$(.00)
Weighted average common shares outstanding-basic and diluted	1,098,585,286	804,638,436

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Six and Three Months Ended June 30, 2025 and 2024

Unaudited

	Series A Preferred				Additional
	stock		Common Stock		Paid in	Accumulated
For the six months ended	Shares	Amount	Shares	Amount	Capital	Deficit	Total
June 30, 2024:

Balances at December 31, 2023	9,111,998	$9,112	804,638,436	$804,639	$3,006,321	$(4,481,304)	$(661,232)
Net loss for the three months ended March 31, 2024						(44,611)	(44,611)
Balances at March 31, 2024	9,111,998	$9,112	804,638,436	$804,639	$3,006,321	$(4,525,915)	$(705,843)

Net loss for the three months ended June 30, 2024						(44,917)	(44,917)
Balances at June 30, 2024	9,111,998	$9,112	804,638.436	$804,639	$3,006,321	$(4,570,832)	$(750,760)

	Series A Preferred				Additional
	stock		Common Stock		Paid in	Accumulated
For the six months ended	Shares	Amount	Shares	Amount	Capital	Deficit	Total
June 30, 2025:

Balances at December 31, 2024	9,111,998	$9,112	804,638,436	$804,639	$3,006,321	$(4,660,345)	$(840,273)
Issuance of 168,000,000 common stock for notes payable conversion			168,000,000	168,000	(50,000)		118,000
Issuance of 2,250,000 common stock for compensation			2,250,000	2,250	(450)		1,800
Net loss for the three months ended March 31, 2025 RESTATED-Note-K						(242,417)	(242,417)

Balances at March 31, 2025	9,111,998	$9,112	974,888,436	$974,889	$2,955,871	$(4,902,762)	$(962,890)
Issuance of 275,000,000 common stock for notes payable conversion			275,000,000	275,000	(3,500)		271,500
Issuance of 100,000,000 common stock for accrued compensation			100,000,000	100,000	(90,000)		10,000
Net loss for the three months ended June 30, 2025						(390,853)	(390,853)
Balances at June 30, 2025	9,111,998	$9,112	1,349,888,436	$1,349,889	$2,862,371	$(5,293,615)	$(1,072,243)

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2025 and 2024 (Unaudited)

	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(633,270)	$(89,528)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Amortization of Right of First Refusal Agreement cost	417	2,500
Issuance of common stock for compensation	1,800	-
Issuance of common stock for accrued compensation	10,000	-
Loss on conversion of notes	232,220	-
Note default penalties and interest	306,323	-
Changes in operating assets and liabilities:
Accounts payable	(1,086)	(835)
Accrued interest	2,940	11,320
Accrued officers’ compensation	50,000	(10,000)
Net cash used in operating activities	(30,656)	(86,543)

INVESTING ACTIVITIES
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

NET INCREASE (DECREASE) IN CASH	(30,656)	(86,543)

CASH BALANCE, BEGINNING OF PERIOD	57,368	166,859

CASH BALANCE, END OF PERIOD	$26,712	$80,316

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-
Non-cash Investing and Financing Activities:

The accompanying notes are an integral part of these consolidated financial statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 and 2024

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

Interim Financial Statements

The interim financial statements as of June 30, 2025 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the six months ended June 30, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 and 2024

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

Cash and Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the period presented, the Company had $26,712 in cash and no cash equivalents.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of June 30, 2025, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the Six Months Ended June 30, 2025 and 2024

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

For the Six Months Ended June 30, 2025 and 2024

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

For the Six Months Ended June 30, 2025 and 2024

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

For the Six Months Ended June 30, 2025 and 2024

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

For the Six Months Ended June 30, 2025 and 2024

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of June 30, 2025, the Company had cash of $26,712, total current liabilities of $1,098,955, and negative working capital of $1,072,243. For the six months ended June 30, 2025, we incurred a net loss of $633,270 and used $30,656 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through June 2026.

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

For the Six Months Ended June 30, 2025 and 2024

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

NOTE D - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	June 30, 2025	December 31, 2024

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$260,000	$260,000

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

NOTE E - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	June 30, 2025	December 31, 2024

Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	$375	$375
Convertible Promissory Note dated March 15, 2021 payable to FirstFire Global Opportunities Fund, LLC (“FF”), interest at 6%, due March 11, 2022-less unamortized debt discount of $0 and $0, respectively. (i)	13,782	171,062
Total	$14,157	$171,437

(i)	On March 15, 2021, we issued a 6% Convertible Promissory Note to FirstFire Global Opportunities Fund, LLC (“FF”), having a principal amount of $545,000 and an initial tranche principal amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note”). In connection with the FF Note, we and FF entered into a registration rights agreement, three warrant agreements and a securities purchase agreement. On June 30, 2021, we issued the final tranche principle amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note). The FF Note had an original maturity date of March 11, 2022, which was extended to April 30, 2023 by agreement between the parties dated May 1, 2022, which agreement also waiver certain defaults under the FF Note will mature on.

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

During the three months ended June 30, 2025, the Company issued 275,000,000 shares for the conversion of $97,200 principal on the FirstFire note dated March 5, 2021 at a conversion prices from $.00025 to $.0004.

The FF Note may be pre-paid in whole or in part by paying FF the following premiums:

PREPAY DATE	PREPAY AMOUNT
≤ 30 days	105% * (Principal + Interest (“P+I”)
31- 60 days	110% * (P+I)
61-90 days	115% * (P+I)
91-120 days	120% * (P+I)
121-150 days	125% * (P+I)
151-180 days	130% * (P+I)

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

NOTE E - NOTES PAYABLE TO THIRD PARTIES (continued)

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

For the six months ended June 30, 2025, the Company recorded default penalties and interest in the amount of $ 306,323. See Note-K.

Copies of Warrant A, Warrant B and Warrant C are attached as Exhibits 10.4, 10.5 and 10.6 to our current report on Form 8-K dated March 16, 2021.

The valuation of the above warrants issued and recorded during the three months ended June 30, 2021 was $262,429.

See NOTE -G WARRANTS

NOTE F - DERIVATIVE LIABILITY

The derivative liability consists of:

	June 30, 2025	December 31, 2024
Convertible Promissory Note dated March 15, 2021 and June 30, 2021 payable to FirstFire Global Opportunities Fund, LLC, See Note E (i) Due March 11, 2022	$-	$-
Total derivative liability	$-	$-

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

For the Six Months Ended June 30, 2025 and 2024

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

For the Six Months Ended June 30, 2025 and 2024

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

During the three months ended September 30, 2022, the Company issued 135,000,000 shares for the conversion of $135,000 principal on the FirstFire note dated March 5, 2021 at a conversion price of $.001

During the three months ended December 31, 2022, the Company issued 64,000,000 shares for the conversion of $64,000 principal on the FirstFire note dated March 5, 2021 at a conversion price of $.001.

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

On April 3, 2025, the Company issued 100,000,000 shares of common stock at $.0001 for accrued compensation valued at $10,000.

During the three months ended June 30, 2025, the Company issued 275,000,000 shares for the conversion of $97,200 principal on the FirstFire note dated March 5, 2021 at conversion prices from $.00025 to $.0004.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

NOTE G - CAPITAL STOCK AND WARRANTS (continued)

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

At June 30, 2025 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is not more likely than not that the benefits will be realized. If there are significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

All tax years of the Company and its United States subsidiaries remain subject to examination by the Internal Revenue Service.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 and 2024

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

Agreements

On July 31, 2018, the Company executed Services Agreements with its newly appointed Chief Executive Officer (the “CEO”), for terms of five years. The Agreement provides for a monthly base salary of $10,000 for the CEO. For the six months years ended June 30, 2025 and 2024 the Company expensed a total of $60,000, respectively.

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

4

Results of operations

The Company had no revenue during each of the six months ended June 31, 2025 and 2024.

Our operating expenses in the six months ended June 30, 2025 increased to $91,787, from $78,208 for the same period of 2024. Major operating expenses include officers compensation of $60,000, amortization expense, professional fees and research and development costs.

Other income and (expenses) was $(541,483) for the six months ended June 30, 2025, as compared to $(11,320) for the same period in 2024. The increase is due from loss on conversion of notes payable in the amount of $232,220, note default penalties and interest of $306,323.

Our net loss for the six months ended June 30, 2025, was $633,270 as compared to the net loss of $89,528 during the same period in 2024.

Liquidity and Capital Resources

We had $26,712 cash at June 30, 2025, compared to $57,368 cash at December 31, 2024.

At June 30, 2025 and December 31, 2024 we had $14,157 and 171,437 in principal amount of outstanding notes to third parties.

The following table provides detailed information about our net cash flows for the six months ended June 30, 2025 and 2024.

	June 30, 2025	June 30, 2024
Net cash used in operating activities	$(30,656)	$(86,543)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net decrease in cash	$(30,656)	(86,543)

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

Changes in Internal Controls

During the period ended June 30, 2025, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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