Form 10-Q
period 2025-09-30
Greater Cannabis Company, Inc.
filed 2025-11-12
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 944,935 shares of common stock as of October 22, 2025.

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

3

THE GREATER CANNABIS COMPANY, INC.

SEPTEMBER 30, 2025

FORM 10-Q

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2025 (unaudited) and December 31, 2024

	September 30, 2025	December 31, 2024
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$21,355	$57,368
Total current assets	21,355	57,368

OTHER ASSETS
Right of first refusal agreement cost (less accumulated amortization of $25,000 and $24,583)	-	417

Total assets	$21,355	$57,785

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$8,849	$7,879
Accrued interest	80,400	78,392
Accrued officers’ compensation	460,350	380,350
Loans payable to related parties	260,000	260,000
Notes payable to third parties	13,775	171,437
Note default penalties and interest	306,323	—
Total current liabilities and total liabilities	1,129,697	898,058

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 19,000,000 shares authorized, $.001 par value:
Series A Convertible Preferred-issued and outstanding 9,111,998 and 9,111,998 shares, respectively	9,112	9,112
Common stock; 2,000,000,000 shares authorized, $.001 par value, as of September 30, 2025 and December 31, 2024, there are 900,256 and 536,622 shares outstanding, respectively	1,349,889	804,639
Additional paid-in capital	2,862,371	3,006,321
Accumulated deficit	(5,329,714)	(4,660,345)

Total stockholders’ (deficiency)	(1,108,342)	(840,273)
Total liabilities and stockholders’ (deficiency)	$21,355	$57,785

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2025 and 2024 (Unaudited)

	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$-	$-
Consulting fees	-	-
Total revenue	-	-

Cost of product sales	-	-
Gross profit (loss)	-	-

Operating Expenses:
Officers compensation	30,000	30,000
Amortization of Right of First Refusal Agreement cost	-	1,250
Other operating expenses	7,412	9,193
Total operating expenses	37,412	40,443

Income (loss) from operations	(37,412)	(40,443)

Other income (expenses):
Interest expense	1,313	(5,722)
Total other income (expenses)	1,313	(5,722)

Income (loss) before provision for income taxes	(36,099)	(46,165)
Provision for income taxes	-	-

Net loss	$(36,099)	(46,165)

Basic and diluted income (loss) per common share	$(.04)	(.09)
Weighted average common shares outstanding-basic and diluted	900,256	536,622

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2025 and 2024 (Unaudited)

	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$-	$-
Total revenue	-	-

Cost of product sales	-	-
Gross profit (loss)	-	-

Operating Expenses:
Officers compensation	90,000	90,000
Stock-based compensation	1,800	-
Amortization of Right of First Refusal Agreement cost	417	3,750
Other operating expenses	36,982	24,901
Total operating expenses	129,199	118,651

Income (loss) from operations	(129,199)	(118,651)

Other income (expenses):
Loss on conversion of notes payable	(232,220)	-
Note default penalties and interest	(306,323)	-
Interest expense	(1,627)	(17,042)
Total other income (expenses)	(540,170)	(17,042)

Income (loss) before provision for income taxes	(669,369)	(135,693)
Provision for income taxes	-	-

Net loss	$(669,369)	$(135,693)

Basic and diluted income (loss) per common share	$(.85)	$(.25)
Weighted average common shares outstanding-basic and diluted	788,524	536,622

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Nine and Three Months Ended September 30, 2025 and 2024

Unaudited

	Series A Preferred stock		Common Stock		Additional Paid in	Accumulated
For the nine months ended	Shares	Amount	Shares	Amount	Capital	Deficit	Total
September 30, 2024:

Balances at December 31, 2023	9,111,998	$9,112	536,622	$804,639	$3,006,321	$(4,481,304)	$(661,232)
Net loss for the three months ended March 31, 2024						(44,611)	(44,611)

Balances at March 31, 2024	9,111,998	$9,112	536,622	$804,639	$3,006,321	$(4,525,915)	$(705,843)

Net loss for the three months ended June 30, 2024						(44,917)	(44,917)

Balances at June 30, 2024	9,111,998	$9,112	536,622	$804,639	$3,006,321	$(4,570,832)	$(750,760)

Net loss for the three months ended September 30, 2024						(46,165)	(46,165)

Balances at September 30, 2024	9,111,998	$9,112	536,622	$804,639	$3,006,321	$(4,616,997)	$(796,925)

	Series A Preferred stock		Common Stock		Additional Paid in	Accumulated
For the nine months ended	Shares	Amount	Shares	Amount	Capital	Deficit	Total
September 30, 2025:

Balances at December 31, 2024	9,111,998	$9,112	536,622	$804,639	$3,006,321	$(4,660,345)	$(840,273)
Issuance of 112,041 common stock for notes payable conversion			112,041	168,000	(50,000)		118,000
Issuance of 1,501 common stock for compensation			1,501	2,250	(450)		1,800

Net loss for the three months ended March 31, 2025 RESTATED-Note-K						(242,417)	(242,417)

Balances at March 31, 2025	9,111,998	$9,112	650,164	$974,889	$2,955,871	$(4,902,762)	$(962,890)

Issuance of 183,401 common stock for notes payable conversion			183,401	275,000	(3,500)		271,500
Issuance of 66,691 common stock for accrued compensation			66,691	100,000	(90,000)		10,000

Net loss for the three months ended June 30, 2025						(390,853)	(390,853)

Balances at June 30, 2025	9,111,998	$9,112	900,256	$1,349,889	$2,862,371	$(5,293,615)	$(1,072,243)

Net loss for the three months ended September 30, 2025						(36,099)	(36,099)

Balances at September 30, 2025	9,111,998	$9,112	900,256	$1,349,889	$2,862,371	$(5,329,714)	$(1,108,342)

(See Note-J)

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2025 and 2024 (Unaudited)

	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(669,369)	$(135,693)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Amortization of Right of First Refusal Agreement cost	417	3,750
Issuance of common stock for compensation	1,800	-
Issuance of common stock for accrued compensation	10,000	-
Loss on conversion of notes	232,220	-
Note default penalties and interest	306,323	-
Changes in operating assets and liabilities:
Accounts payable	970	324
Accrued interest	1,626	17,042
Accrued officers’ compensation	80,000	10,000
Net cash used in operating activities	(36,013)	(104,577)

INVESTING ACTIVITIES
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

NET INCREASE (DECREASE) IN CASH	(36,013)	(104,577)

CASH BALANCE, BEGINNING OF PERIOD	57,368	166,859

CASH BALANCE, END OF PERIOD	$21,355	$62,282

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-
Non-cash Investing and Financing Activities:

The accompanying notes are an integral part of these consolidated financial statements

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 and 2024

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

From July 2018 through mid-2021, the Company focused on commercializing its own and licensed technologies worldwide for transmucosal and transdermal delivery of legal medical or recreational cannabis (other than in the field of oral care) and cannabinoids. The Company’s initial product was an oral transmucosal patch platform, which provides for loaded actives to be absorbed by the buccal mucosa into the body. Although the Company was able to launch the product and received some limited initial orders, the Company’s management ultimately elected to pursue other opportunities which they believed offered the Company greater potential for growth and ultimate profitability.

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

Reverse Stock Split and Series B Preferred Shares: The Company filed an amendment to its Certificate of Incorporation with the Secretary of State of Florida to effectuate a 1-for-1,500 reverse stock split of its Common Stock (the “Reverse Split”) effective October 16, 2025. Share, equity award, and per share amounts contained in the consolidated financial statements have been adjusted to reflect the Reverse Stock Splits for all prior periods presented. (See Note-J)

This Information Statement (the “Information Statement”) has been filed with the Securities and Exchange Commission and is being furnished, pursuant to Section 14C of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to the holders of common stock, par value $.001 per share (the “Common Stock”), of The Greater Cannabis Company, Inc., a Florida corporation (the “Company”), to notify shareholders that on or about April 4, 2025, the Company received written consents in lieu of a meeting from (a) the sole director of the Company; and (b) holders of shares of voting stock of the Company representing approximately 50.3% of total voting power of the issued and outstanding shares of voting stock of the Company (the “Majority Shareholders”), authorizing the Company to amend its Articles of Incorporation to:

●	to effectuate a reverse stock split of the Company’s issued outstanding shares of common stock in a ratio of one-for-1,500; and
●	create a new class of 1,000 shares of preferred stock, $.001 per share, designated as Series B Convertible Preferred Stock

The reverse stock split, will become effective upon filing of an amendment to our Articles of Incorporation with the Florida Secretary of State, a copy of which is included as Exhibit 33.1 in this Quarterly Report (the “Reverse Stock Split Amendment”). The amendment creating the Series B Preferred Shares, a copy of which is attached as Exhibit 34.1 to this Information Statement (the “Series B Amendment”), will only be filed with the Florida Secretary of State after the filing of the Reverse Stock Split Amendment.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of The Greater Cannabis Company, Inc., and its wholly owned subsidiary Biocanrx, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Statements

The interim financial statements as of September 30, 2025 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025.

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

Cash and Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the period presented, the Company had $21,355 in cash and no cash equivalents.

Notes and Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses from the failure of its customers to make required payments for products and other considerations delivered. The Company estimates this allowance based on the age of the related receivable, knowledge of the financial condition of customers, review of historical receivables and reserve trends and other pertinent information. If the financial condition of customers deteriorates or an unfavorable trend in receivable collections is experienced in the future, additional allowances may be required. Historically, the Company’s reserves have approximated actual experience.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2025, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the Nine Months Ended September 30, 2025 and 2024

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

For the Nine Months Ended September 30, 2025 and 2024

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

For the Nine Months Ended September 30, 2025 and 2024

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

For the Nine Months Ended September 30, 2025 and 2024

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

For the Nine Months Ended September 30, 2025 and 2024

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of September 30, 2025, the Company had cash of $21,355, total current liabilities of $1,129,697 and negative working capital of $1,108,342. For the nine months ended September 30, 2025, we incurred a net loss of $669,369 and used $36,013 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through September 2026.

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

For the Nine Months Ended September 30, 2025 and 2024

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

NOTE D - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	September 30, 2025	December 31, 2024

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000

Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$260,000	$260,000

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

NOTE E - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	September 30, 2025	December 31, 2024

Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	$375	$375
Convertible Promissory Note dated March 15, 2021 payable to FirstFire Global Opportunities Fund, LLC (“FF”), interest at 6%, due March 11, 2022-less unamortized debt discount of $0 and $0, respectively. (i)	13,400	171,062
Total	$13,775	$171,437

(i)	On March 15, 2021, we issued a 6% Convertible Promissory Note to FirstFire Global Opportunities Fund, LLC (“FF”), having a principal amount of $545,000 and an initial tranche principal amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note”). In connection with the FF Note, we and FF entered into a registration rights agreement, three warrant agreements and a securities purchase agreement. On June 30, 2021, we issued the final tranche principle amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note). The FF Note had an original maturity date of March 11, 2022, which was extended to April 30, 2023 by agreement between the parties dated May 1, 2022, which agreement also waiver certain defaults under the FF Note will mature on.

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

During the three months ended March 31, 2025, the Company issued 53,353 shares for the conversion of $22,400 principal on the FirstFire note dated March 5, 2021 at a conversion price of $.00028 and 58,688 shares for the conversion of $37,680 principal on the FirstFire note dated March 5, 2021 at a conversion prices of $.00042.

During the three months ended June 30, 2025, the Company issued 183,401 shares for the conversion of $97,200 principal on the FirstFire note dated March 5, 2021 at a conversion prices from $.00025 to $.0004.

The FF Note may be pre-paid in whole or in part by paying FF the following premiums:

PREPAY DATE	PREPAY AMOUNT
≤ 30 days	105% * (Principal + Interest (“P+I”)
31- 60 days	110% * (P+I)
61-90 days	115% * (P+I)
91-120 days	120% * (P+I)
121-150 days	125% * (P+I)
151-180 days	130% * (P+I)

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

NOTE E - NOTES PAYABLE TO THIRD PARTIES (continued)

Any amount of principal or interest on the FF Note, which is not paid when due shall bear interest at the rate of twenty-four (24%) per annum from the due date thereof until the same is paid (“Default Interest”). FF has the right beginning on the date which is the earlier of (i) the date the Registration Statement (as defined below) covering the shares issuable upon conversion of the FFG Notes is declared effective by the Securities and Exchange Commission (the “SEC”) or (ii) one hundred eighty (180) days following the Issue Date to convert all or any part of the outstanding and unpaid principal amount of the FF Note into fully paid and non-assessable shares of our common stock at the conversion price (the “Conversion Price”). The Conversion Price shall be, equal to 70% of the average closing price of our common stock for the five prior trading days prior to the date that a registration statement in respect of the shares into which the FF Note is convertible is declared effective. The FF Note contains other customary terms found in like instruments for conversion price adjustments. In the case of an Event of Default (as defined in the Note), the FF Note shall become immediately due and payable in an amount (the “Default Amount”) equal to the principal amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by one hundred twenty-five percent (125%) and interest shall accrue at the rate of Default Interest. Certain events of default will result in further penalties. Default obligations have been waived.

For the six months ended June 30, 2025, the Company recorded default penalties and interest in the amount of $ 306,323. See Note-K.

On June 12, 2025, the Company and FirstFire agreed to amend and modify the note as follows:

The Parties agree and acknowledge that as of the date hereof, the amount under due under the Note is $400,000, consisting of accrued but unpaid Default Interest and penalties as provided in the Note. The Parties agree that the Note shall continue to accrue Default Interest and penalties on the amounts due thereunder as provided in the Note and Lender shall be entitled to convert any amount due under the Note into shares of common stock of the Company (“Shares”) until the date the Company implements a proposed reverse split of its common stock at a ratio of 1 for 1,500 (the “Completion Date”), which has been approved by shareholders in compliance with applicable securities laws and regulation and is pending completion of review by the Financial Industry Regulatory Authority (“FINRA”) the Company’s Issuer Company-Related Action Notification Form submitted to FINRA on June 5, 2025. On the Completion Date, Lender agrees that the Note shall, without any further action, be deemed satisfied in full and to waive its rights to (a) receive payment of any amount due under the Note as of the Completion Date; (b) accrue Default Interest, penalties and any other amounts under the Note subsequent to the Completion Date; and (c) make any further conversions of amounts due under the Note.

Copies of Warrant A, Warrant B and Warrant C are attached as Exhibits 10.4, 10.5 and 10.6 to our current report on Form 8-K dated March 16, 2021.

The valuation of the above warrants issued and recorded during the three months ended June 30, 2021 was $262,429.

See NOTE -G WARRANTS

NOTE F - DERIVATIVE LIABILITY

The derivative liability consists of:

	September 30, 2025	December 31, 2024
Convertible Promissory Note dated March 15, 2021 and June 30, 2021 payable to FirstFire Global Opportunities Fund, LLC, See Note E (i) Due March 11, 2022	$-	$-
Total derivative liability	$-	$-

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

For the Nine Months Ended September 30, 2025 and 2024

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

(See Note A)

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

For the Nine Months Ended September 30, 2025 and 2024

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

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

NOTE G - CAPITAL STOCK AND WARRANTS (continued)

During the three months ended March 31, 2025, the Company issued 53,353 shares for the conversion of $22,400 principal on the FirstFire note dated March 5, 2021 at a conversion price of $.00028 and 58,688 shares for the conversion of $37,680 principal on the FirstFire note dated March 5, 2021 at a conversion prices of $.00042.

On February 17, 2025, the Company issued 1,501 shares of common stock for compensation valued at $ 1,800.

On April 3, 2025, the Company issued 66,691 shares of common stock at $.0001 for accrued compensation valued at $10,000.

During the three months ended June 30, 2025, the Company issued 183,401 shares for the conversion of $97,200 principal on the FirstFire note dated March 5, 2021 at conversion prices from $.00025 to $.0004.

Effective October 19, 2025, the Company implemented a 1-for-1,500 Reverse Split of the Company’s common stock (the “Reverse Split”) effective as of the close of business on October 15, 2025. As a result, every 1,500 pre-Reverse Split shares of common stock outstanding will automatically combine into one new share of post-Reverse Split common stock without any action on the part of the holders. (See Note-J)

Warrants

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

As of September 30, 2025 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is not more likely than not that the benefits will be realized. If there are significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

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

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

NOTE I - COMMITMENTS AND CONTINGENCIES (continued)

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

Agreements

On July 31, 2018, the Company executed Services Agreements with its newly appointed Chief Executive Officer (the “CEO”), for terms of five years. The Agreement provides for a monthly base salary of $10,000 for the CEO. For the nine months ended September 30, 2025 and 2024 the Company expensed a total of $90,000, respectively.

NOTE J – SUBSEQUENT EVENTS

The Company implemented a 1-for-1,500 Reverse Split of the Company’s common stock (the “Reverse Split”) effective as of the close of business on October 15, 2025. As a result, every 1,500 pre-Reverse Split shares of common stock outstanding will automatically combine into one new share of post-Reverse Split common stock without any action on the part of the holders.

The Company’s common stock will begin trading on a post-Reverse Split basis at the opening of trading on Thursday, October 16, 2025. In connection therewith, the Company’s ticker symbol will be GCAND for twenty (20) trading days to designate that it is trading on a post-Reverse Split basis. In addition, our post-Reverse Split common stock will trade under the new CUSIP Number 391657202.

Following the Reverse Split, the number of shares of the Company’s issued and outstanding common stock will have been reduced from 1,349,888,436 to approximately 900,256. The Reverse Split will also apply to shares of common stock issuable upon the conversion of outstanding convertible debt, warrants and stock options. No fractional shares of common stock will be issued as a result of the reverse stock split. Instead, the Company will issue one whole share of the post-reverse stock split common stock to any stockholder who otherwise would have received a fractional share as a result of the reverse stock split. The number of authorized common stock shall remain unaffected and the par value shall remain at $0.001 per share.

In connection with the reverse stock split, we filed Articles of Amendment to our Articles of Incorporation with the Secretary of State of Florida, a copy of which is included as Exhibit 3.1 to this Report.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

NOTE I - COMMITMENTS AND CONTINGENCIES (continued)

Designation of Series B Convertible Preferred Stock

On October 22, 2025, we filed Articles of Amendment to our Articles of Incorporation with the Secretary of State of Florida, creating a new class of 1,000 shares of preferred stock, $0.001 per share, designated as Series B Convertible Preferred Stock (the “Series B Preferred Shares”). A copy of the Articles of Amendment is included as Exhibit 34 .1 to this Report.

The Series B Preferred Shares are being issued to Aitan Zacharin, our Chief Executive Officer and sole director in consideration of his waiving $20,000 in accrued but unpaid compensation due him from the Company. As more fully set forth below, the issuance of the Series B Preferred Shares will afford Mr. Zacharin voting control of the Company.

The Series B Preferred Shares have the following rights, features, privileges and limitations (in pertinent part):

The Series B Preferred Shares vote together with shares of our common stock and our Series A Preferred Shares as a single class on all matters presented to a vote of holders of our capital stock, except as required by law. The Series B Preferred Shares entitle the holder thereof to 51.0% of the total voting power of the Company and to thereby control the Company’s business and affairs. In the event the Series B Preferred Shares are converted in part into shares of our common stock as set forth below or the holder transfers or seeks to transfer any of the Series B Preferred Shares to a third party, other than by the laws of descent and distribution, the super-voting rights described herein will terminate and the Series B Preferred Shares will vote on an “as converted basis” together with shares of our common stock and our Series A Preferred Shares as a single class on all matters presented to a vote of holders of our capital stock, except as required by law.

The Series B Preferred Shares do not have dividend rights.

Series B Preferred Shares will be entitled to a preference of $0.001 per share to shares of our common stock and Series B Preferred Shares in the event of a liquidation, dissolution or winding up of the Company.

The Conversion Rate shall be 100,000 shares of common stock (as adjusted as provided for below) for each Series B Preferred Share.

If the Company shall at any time or from time to time after the issuance of the Series B Preferred Shares effect a subdivision of the outstanding common stock, the Conversion Rate then in effect immediately before that subdivision shall be proportionately increased. If the Company shall at any time or from time to time after the issuance of the Series B Preferred Shares combine the outstanding shares of common stock, the conversion rate then in effect immediately before the combination shall be proportionately decreased.

If there shall occur any reorganization, recapitalization, reclassification, consolidation, or merger involving the Company in which the common stock (but not the Series B Preferred Shares) is converted into or exchanged for securities, cash, or other property, then, following any such reorganization, recapitalization, reclassification, consolidation, or merger, each Series B Preferred Share shall thereafter be convertible in lieu of the common stock into which it was convertible prior to such event into the kind and amount of securities, cash or other property that a holder of the number of shares of common stock of the Company issuable upon conversion of one Series B Preferred Share immediately prior to such reorganization, recapitalization, reclassification, consolidation, or merger would have been entitled to receive pursuant to such transaction.

Series B Preferred Shares are convertible into common stock at the option of the holder in whole or in part at any time at the conversion rate then in effect.

On October 22, 2025, the Company issued 44,679 shares of common stock for the conversion of $13,400 principal on the FirstFire note dated March 5, 2021 at a conversion price of $.0002.

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

Results of operations

The Company had no revenue during each of the nine months ended September 30, 2025 and 2024.

Our operating expenses in the nine months ended September 30, 2025 increased to $129,199, from $118,651 for the same period of 2024. Major operating expenses include officers compensation of $90,000, amortization expense, professional fees and research and development costs.

Other income and (expenses) was $(540,170) for the nine months ended September 30, 2025, as compared to $(17,042) for the same period in 2024. The increase is due from loss on conversion of notes payable in the amount of $232,220, note default penalties and interest of $306,323.

Our net loss for the nine months ended September 30, 2025, was $669,369 as compared to the net loss of $135,693 during the same period in 2024.

Liquidity and Capital Resources

We had $21,355 cash at September 30, 2025, compared to $57,368 cash at December 31, 2024.

At September 30, 2025 and December 31, 2024 we had $13,775 and 171,437 in principal amount of outstanding notes to third parties.

The following table provides detailed information about our net cash flows for the nine months ended September 30, 2025 and 2024.

	September 30, 2025	September 30, 2024
Net cash used in operating activities	$(36,013)	$(104,577)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net decrease in cash	$(36,013)	(104,577)

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

Changes in Internal Controls

During the period ended September 30, 2025, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act, disclosure of this Item is not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
33.1	Amendment to Articles of Incorporation for Reverse Stock Split
34.1	Amendment to Articles of Incorporation for Series B Preferred Stock
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE GREATER CANNABIS COMPANY, INC.

November 12, 2025	/s/ Aitan Zacharin
Chief Executive Officer
(Principal executive, financial and accounting officer).

