Form 10-K
period 2025-12-31
Greater Cannabis Company, Inc.
filed 2026-03-31
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the year ended December 31, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $586,110.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 944,935 shares of common stock as of March 16, 2026.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 1C. CYBERSECURITY

Cyber security risks and the failure to maintain the integrity of internal, partner, and consumer data could result in damages to our reputation, the disruption of operations and/or subject us to costs, fines or lawsuits.

We have and will continue to collect and retain large volumes of internal, partner and consumer data, including credit card numbers and other personally identifiable information, for business purposes, including for transactional or target marketing and promotional purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of our customer, employee, and company data is critical to our business and our customers and employees are likely to have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the credit card industry, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to market our products and services.

We also rely on accounting, financial and operational management information technology systems to conduct our operations. If these information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations could be materially adversely affected.

We may face various security threats, including cyber security attacks on our data (including our vendors’ and customers’ data) and/or information technology infrastructure. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent penetrations or disruptions to our systems. Furthermore, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of customer, employee, or company data which could harm our reputation or result in remedial and other costs, fines or lawsuits and require significant management attention and resources to be spent. In addition, our insurance coverage and indemnification arrangements that we enter into, if any, may not be adequate to cover all the costs related to cyber security attacks or disruptions resulting from such events.

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

Holders of Record

On the date of this annual report, there were 338 holders of record of our common stock, as reported by the Company’s transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder and accordingly, the Company believes that the number of beneficial owners of its common stock is significantly higher.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the year ended December 31, 2025, the Company generated $0 in annual revenue compared to $0 in 2024.

Cost of sales was $0 for the year ended December 31, 2025 and $0 for the year ended December 31, 2024. Our operating expenses in the year ended December 31, 2025 amounted to $183,005 as compared to $156,276 for the year ended December 31, 2024.

Our net loss in the year ended December 31, 2025 was $331,612 as compared to the net loss of $179,041 during the year ended December 31, 2024.

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

Liquidity and Capital Resources

We had $815 cash on hand at December 31, 2025, compared to 57,368 at December 31, 2024.

At December 31, 2025, we had $0 in principal amount of outstanding convertible notes compared to $171,437 at December 31, 2024.

Please see NOTE E - NOTES PAYABLE TO THIRD PARTIES for further information.

The proceeds from loans, convertible debentures as well as cash on hand are being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the twelve months ended December 31, 2025 and 2024.

	31-Dec-25	31-Dec-24
Net cash (used in) operating activities	$(60,153)	$(109,491)
Net cash provided investing activities	-	-
Net cash provided by financing activities	3,600	-
Net (decrease) in cash	$(56,553)	$(109,491)

Trends

The factors that will most significantly affect our future operating results, liquidity and capital resources will be:

●	Government regulation of the marijuana industry;
●	Revision of Federal banking regulations for the marijuana industry; and
●	Legalization of the use of marijuana for medical or recreational use in other states.

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

December 31, 2025

ALOBA, AWOMOLO & PARTNERS

(Chartered Accountants)

Floor 4, Providence Court, Ajibade Bus Stop, Beside CocaCola Ibadan, Oyo State, Nigeria

Tel: 08055439586, 08034725835

Email: audits@alobaawomolo.org; alobaawomolopartners@gmail.com; website: www.alobaawomolo.org

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Greater Cannabis Company Inc.

Opinion on the Financial Statements

We have audited the accompanying financial statements of Greater Cannabis Company Inc. (the “Company”), which comprise the balance sheets as of December 31, 2025 and 2024, and the related statements of operations, changes in members’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes to the financial statements.

In our opinion, the accompanying balance sheets of the Company as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended, present fairly, in all material respects, the financial position of the Company in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

As discussed in Note B, the Company has limited cash of $815, significant current liabilities of $742,464, negative working capital, recurring losses, and negative operating cash flows. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of the financial statements. Management’s plans to obtain additional funding are uncertain and may not be sufficient. The financial statements do not include any adjustments that might result from this uncertainty.

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

ALOBA, AWOMOLO & PARTNERS – PCAOB ID #7275

(Chartered Accountants)

We have served as the Company’s auditor since 2025.

Floor 4, Providence Court, Ajibade Bus Stop, Beside CocaCola Ibadan
Oyo State, Nigeria

March 31, 2026

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS
CURRENT ASSETS
Cash	$815	$57,368
Total current assets	815	57,368

OTHER ASSETS
Right of first refusal agreement (net)	-	417

Total assets	$815	$57,785

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$8,514	$7,879
Accrued interest	-	78,392
Accrued officer compensation	470,350	380,350
Loans payable to related parties	263,600	260,000
Notes payable to third parties	-	171,437
Total current liabilities and total liabilities	742,464	898,058

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock: 19,000,000 shares authorized, $.001 par value:
Series A Convertible Preferred shares, 9,111,998 and 9,111,998 shares issued and outstanding as of December 31, 2025, and 2024, respectively.	9,112	9,112
Series B Convertible Preferred shares: 1,000 shares authorized, $.001 par value: 1,000 and 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	-
Common stock: 2,000,000,000 shares authorized, $.001 par value, as of December 31, 2025, and 2024, there are 944,935 and 536,622 shares outstanding, respectively	1,349,933	804,639
Additional paid-in capital	2,891,262	3,006,321
Accumulated deficit	(4,991,957)	(4,660,345)

Total stockholders’ (deficiency)	(741,649)	(840,273)
Total liabilities and stockholders’ (deficiency)	$815	$57,785

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2025 and 2024

	December 31, 2025	December 31, 2024

Revenue:
Product sales	$-	$-
Total revenue

Cost of product sales	-	-
Gross loss	-	-

Operating Expenses:
Officers’ compensation	120,000	120,000
Stock-based compensation	1,800	-
Amortization of right of first refusal agreement	417	5,000
Other operating expenses	60,788	31,276
Total operating expenses	183,005	156,276

Loss from operations	(183,005)	(156,276)

Other income (expenses):
Loss on conversion of notes payable	(227,756)	-
Forgiveness of debt	80,776	-
Interest expense	(1,627)	(22,765)
Total other income (expenses)	(148,607)	(22,765)

Loss before provision for income taxes	(331,612)	(179,041)
Provision for income taxes	-	-

Net (loss)	$(331,612)	$(179,041)

Basic and diluted (loss) per common share	$(.00)	$(.00)
Weighted average common shares outstanding-basic and diluted	824,984	536,622

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Years Ended December 31, 20205 and 2024

	Series A Preferred Stock		Series B Preferred Stock		Common stock		Additional		Total
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Paid in capital	Retained earnings	shareholders’ equity
Balance as of January 1, 2025,	9,111,998	$9,112	-	$-	536,622	$804,639	$3,006,321	$(4,660,345)	$(840,273)
Issuance of 295,442 common stock for notes payable	-	-	-	-	295,442	443,000	(53,500)	-	389,500
Issuance of common stock for accrued compensation					68,192	102,250	(90,450)		11,800
Issuance of 44,679 common stock for note payable					44,679	44	8,892		8,936
Issuance of 1,000 Series B preferred stock for accrued compensation			1,000	1			19,999		20,000
Net loss for the year 2025	-	-	-	-	-	-	-	(331,612)	(331,612)

Balance as of December 31, 2025	9,111,998	$9,112	1,000	$1	944,935	$1,349,933	$2,891,262	$(4,991,957)	$(741,649)

Balance as of January 1, 2024	9,111,998	$9,112	-	$-	536,622	$804,639	$3,006,321	$(4,481,304)	$(661,232)
Net loss for the year 2024	-	-	-	-	-	-	-	(179,041)	(179,041)
Balance as of December 31, 2024	9,111,998	$9,112	-	$-	536,622	$804,639	$3,006,321	$(4,660,345)	$(840,273)

The accompanying notes are an integral part of these financial statements.

THE GREATER CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2025 and 2024

	December 31, 2025	December 31, 2024

OPERATING ACTIVITIES
Net income (loss)	$(331,612)	$(179,041)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Loss on conversions of notes payable	227,756	-
Amortization of right of first refusal agreement	417	5,000
Forgiveness of debt	(80,776)	-
Issuance of common stock for compensation	1,800	-
Issuance of common stock for accrued compensation	10,000	-
Issuance of Series B preferred stock for accrued compensation	20,000	-
Changes in operating assets and liabilities:
Accounts payable	635	1,785
Accrued interest	1,627	22,765
Accrued officer compensation	90,000	40,000
Net cash used in operating activities	(60,153)	(109,491)

INVESTING ACTIVITIES	-	-
FINANCING ACTIVITIES
Proceeds from loans, related party	3,600	-

Net cash provided by financing activities	3,600	-

NET (DECREASE) IN CASH	(56,553)	(109,491)

CASH BALANCE, BEGINNING OF PERIOD	57,368	166,859

CASH BALANCE, END OF PERIOD	$815	$57,368

Supplemental Disclosures of Cash Flow Information:
Non-cash Investing and Financing Activities:

The accompanying notes are an integral part of these consolidated financial statements.

THE GREATER CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

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

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the period presented, the Company had $ 815 in cash and no cash equivalents.

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of December 31, 2025 the Company had cash of $815, total current liabilities of $742,464, and negative working capital of $741,649. For the year ended December 31, 2025, we incurred a net loss of $331,612 and used $60,153 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through March 2027.

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

NOTE D - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	December 31, 2025	December 31, 2024

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$180,000	$180,000
Loan from Aitan Zacharin,CEO	3,600	-
Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	80,000	80,000

Total	$263,600	$260,000

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

NOTE E - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	December 31, 2025	December 31, 2024

Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	$-	$375
Convertible Promissory Note dated March 15, 2021 payable to FirstFire Global Opportunities Fund, LLC (“FF”), interest at 6%, due March 11, 2022-less unamortized debt discount of $ 0 and $ 0, respectively. (i)	-	171,062
Total	$-	$171,437

(i)	On March 15, 2021, we issued a 6% Convertible Promissory Note to FirstFire Global Opportunities Fund, LLC (“FF”), having a principal amount of $545,000 and an initial tranche principal amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note”). In connection with the FF Note, we and FF entered into a registration rights agreement, three warrant agreements and a securities purchase agreement. On June 30, 2021, we issued the final tranche principle amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note). The FF Note had an original maturity date of March 11, 2022, which was extended to April 30, 2023 by agreement between the parties dated May 1, 2022, which agreement also waiver certain defaults under the FF Note will mature on.

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

NOTE E - NOTES PAYABLE TO THIRD PARTIES (continued)

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

On June 12, 2025, the Company and FirstFire agreed to amend and modify the note as follows:

The Parties agree and acknowledge that as of the date hereof, the amount under due under the Note is $400,000, consisting of accrued but unpaid Default Interest and penalties as provided in the Note. The Parties agree that the Note shall continue to accrue Default Interest and penalties on the amounts due thereunder as provided in the Note and Lender shall be entitled to convert any amount due under the Note into shares of common stock of the Company (“Shares”) until the date the Company implements a proposed reverse split of its common stock at a ratio of 1 for 1,500 (the “Completion Date”), which has been approved by shareholders in compliance with applicable securities laws and regulation and is pending completion of review by the Financial Industry Regulatory Authority (“FINRA”) the Company’s Issuer Company-Related Action Notification Form submitted to FINRA on June 5, 2025. On the Completion Date, Lender agrees that the Note shall, without any further action, be deemed satisfied in full and to waive its rights to (a) receive payment of any amount due under the Note as of the Completion Date; (b) accrue Default Interest, penalties and any other amounts under the Note subsequent to the Completion Date; and (c) make any further conversions of amounts due under the Note

Copies of Warrant A, Warrant B and Warrant C are attached as Exhibits 10.4, 10.5 and 10.6 to our current report on Form 8-K dated March 16, 2021.

The valuation of the above warrants issued and recorded during the three months ended June 30, 2021 was $262,429.

NOTE F - DERIVATIVE LIABILITY

The derivative liability consists of:

	December 31, 2025	December 31, 2024
Convertible Promissory Note dated March 15, 2021 and June 30, 2021 payable to FirstFire Global Opportunities Fund, LLC. Please see NOTE E – NOTES PAYABLE TO THIRD PARTIES for further information (i): Due March 11, 2022	$-	$-

Total derivative liability	$-	$-

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

Designation of Series B Convertible Preferred Stock

On October 22, 2025, we filed Articles of Amendment to our Articles of Incorporation with the Secretary of State of Florida, creating a new class of 1,000 shares of preferred stock, $0.001 per share, designated as Series B Convertible Preferred Stock (the “Series B Preferred Shares”). A copy of the Articles of Amendment is included as Exhibit 35.1 to this Report.

NOTE G - CAPITAL STOCK AND WARRANTS (continued)

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

The Series B Preferred Shares have the following rights, features, privileges and limitations (in pertinent part):

Voting Rights. The Series B Preferred Shares vote together with shares of our common stock and our Series A Preferred Shares as a single class on all matters presented to a vote of holders of our capital stock, except as required by law. The Series B Preferred Shares entitle the holder thereof to 51.0% of the total voting power of the Company and to thereby control the Company’s business and affairs. In the event the Series B Preferred Shares are converted in part into shares of our common stock as set forth below or the holder transfers or seeks to transfer any of the Series B Preferred Shares to a third party, other than by the laws of descent and distribution, the super-voting rights described herein will terminate and the Series B Preferred Shares will vote on an “as converted basis” together with shares of our common stock and our Series A Preferred Shares as a single class on all matters presented to a vote of holders of our capital stock, except as required by law.

Dividends. The Series B Preferred Shares do not have dividend rights.

Liquidation, Dissolution, or Winding Up. Series B Preferred Shares will be entitled to a preference of $0.001 per share to shares of our common stock and Series B Preferred Shares in the event of a liquidation, dissolution or winding up of the Company.

Conversion Rate and Adjustments.

Conversion Rate. The Conversion Rate shall be 100,000 shares of common stock (as adjusted as provided for below) for each Series B Preferred Share.

Adjustment for Stock Splits and Combinations. If the Company shall at any time or from time to time after the issuance of the Series B Preferred Shares effect a subdivision of the outstanding common stock, the Conversion Rate then in effect immediately before that subdivision shall be proportionately increased. If the Company shall at any time or from time to time after the issuance of the Series B Preferred Shares combine the outstanding shares of common stock, the conversion rate then in effect immediately before the combination shall be proportionately decreased. Any adjustment under this paragraph shall become effective at the close of business on the date the subdivision or combination becomes effective.

Adjustment for Merger or Reorganization, etc. If there shall occur any reorganization, recapitalization, reclassification, consolidation, or merger involving the Company in which the common stock (but not the Series B Preferred Shares) is converted into or exchanged for securities, cash, or other property, then, following any such reorganization, recapitalization, reclassification, consolidation, or merger, each Series B Preferred Share shall thereafter be convertible in lieu of the common stock into which it was convertible prior to such event into the kind and amount of securities, cash or other property that a holder of the number of shares of common stock of the Company issuable upon conversion of one Series B Preferred Share immediately prior to such reorganization, recapitalization, reclassification, consolidation, or merger would have been entitled to receive pursuant to such transaction.

Conversion.

(a) Series B Preferred Shares are convertible into common stock at the option of the holder in whole or in part at any time at the conversion rate then in effect.

(b) If so required by the Company, certificates surrendered for conversion shall be endorsed or accompanied by written instrument or instruments of transfer, in form satisfactory to the Company, duly executed by the registered holder or by his, her, or its attorney duly authorized in writing. As soon as practicable after a conversion and the surrender of the certificate or certificates for Series B Preferred Shares, the Company shall cause to be issued and delivered to such holder, or on his, her, or its written order, a certificate or certificates for the number of full shares of common stock issuable on such conversion and cash b) in respect of any fraction of a share of common stock otherwise issuable upon such conversion.

(c) All certificates or other form of ownership evidencing shares of Series Preferred Shares (if any) that are required to be surrendered for conversion in accordance with the provisions hereof shall, from and after the date on which such preferred shares were converted, be deemed to have been retired and canceled and the shares of Series B Preferred Shares represented thereby converted into common stock for all purposes, notwithstanding the failure of the holder or holders thereof to surrender such certificates or other form of ownership on or prior to such date. Such converted Series B Preferred Shares may not be reissued as shares of such Series, and the Company may thereafter take such appropriate action (without the need for shareholder action) as may be necessary to reduce the authorized number of Series B Preferred Shares accordingly.

NOTE G - CAPITAL STOCK AND WARRANTS (continued)

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

NOTE G - CAPITAL STOCK AND WARRANTS (continued)

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

In connection with the reverse stock split, we filed Articles of Amendment to our Articles of Incorporation with the Secretary of State of Florida, a copy of which is included as Exhibit 35.1 to this Report.

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

At December 31, 2025 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is not more likely than not that the benefits will be realized. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

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

Service Agreements

On July 31, 2018, the Company executed Services Agreements with its newly appointed Chief Executive Officer (the “CEO”), for terms of five years. The Agreement provides for a monthly base salary of $10,000 for the CEO. For the years ended December 31, 2025 and 2024 the Company expensed a total of $120,000, respectively.

NOTE J-RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company restated the consolidated financial statements for the three months ended March 31, 2025 (which were previously included in the Company’s Form 10-Q filed with the SEC on May 12, 2025) in order to correct the terms of the note agreement to FirstFire. (see Note-E-NOTES PAYABLE TO THIRD PARTIES)

As restated, the default of penalties and interest was recorded as of March 31, 2025 in the amount of $ 138,906. In the second quarter ended June 30, 2025, all default penalties and interest were eliminated according to agreements per both parties.

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

Changes in Internal Controls

During the twelve months ended December 31, 2025, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Management Changes

None.

Acquisitions

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers as of December 31, 2025.

The names and ages of our Directors and Executive Officers are set forth below. Our By-Laws provide for not less than one Director. All Directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The officers are elected by our Board.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as at the date hereof are as follows:

Name	Age	Positions and Offices
Aitan Zacharin	42	President, Chief Executive Officer, Treasurer and Director

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Our executive officer(s) have not received any cash compensation since the date of our formation. Please see NOTE G -ISSUANCES OF COMMON STOCK AND WARRANTS for further information.

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our other executive officers during 2025 and2024.

					Non-Equity
				Stock	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)

Aitan Zacharin(1)	2025	$120,000
	2024	$120,000

(1)	Mr. Aitan Zacharin became the Company’s principal executive officer, principal financial officer and Chairman of the Board of Directors on July 31, 2018. Mr. Zacharin has a monthly salary of $10,000.

Employment Contracts. We have an employment agreement with Mr. Zacharin, our Executive Officer.

Compensation of Directors

The following table sets forth information concerning the compensation earned during 2025 by each individual who served as a non-employee director at any time during the fiscal year:

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

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible debt or convertible preferred shares currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2025 are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of shares of common stock outstanding on December 31, 2025, which was 804,638,436 and the shares issuable upon exercise of options, warrants exercisable, preferred stock and debt convertible on or within 60 days of December 31, 2025.

(2) The number of common shares outstanding used in computing the percentages is 944,935.

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

	2025	2024
Audit Fees	$7,100	$7,100
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$7,100	$7,100

The following exhibits are filed as part of this report:

No.	Description
3.1	Articles of Organization (previously filed with Form S-1 on June 20, 2017)
3.2	Notice of Conversion (previously filed with Form S-1 on June 20, 2017)
3.3	Articles of Incorporation (previously filed with Form S-1 on June 20, 2017)
3.4	Bylaws (previously filed with Form S-1 on June 20, 2017)
3.5	The Greater Cannabis Company, LLC Reinstatement State of Florida dated January 12, 2017 (previously filed with Form S-1 on June 20, 2017)
3.6	Articles of Organization GCC Investment Holdings, LLC dated July 20, 2017 (previously filed on Amendment No. 2 to Form S-1 on August 8, 2017)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on June 20, 2017)
10.1	Anti-Dilution Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated as of February 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.2	Licensing Agreement with Artemis Technologies (previously filed with Form S-1 on June 20, 2017)
10.3	Valvasone Trust Consulting Agreement dated as of December 24, 2016 (previously filed with Form S-1 on June 20, 2017)
10.4	Asset Acquisition Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated April 21, 2017 (previously filed with Form S-1 on June 20, 2017)
10.5	Collateral Agreement with SLMI Energy Holdings, LLC and Sylios Corp dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.6	Resale Certificate (previously filed with Form S-1 on June 20, 2017)
10.7	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of August 12, 2014 (previously filed with Form S-1 on June 20, 2017)
10.8	Board of Directors Services Agreement with Jimmy Wayne Anderson dated as of March 10, 2017 (previously filed with Form S-1 on June 20, 2017)
10.9	Promissory Note between The Greater Cannabis Company, Inc. and Expert Witness Locators dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.10	Promissory Note between The Greater Cannabis Company, Inc. and John T. Root, Jr. dated as of March 22, 2017 (previously filed with Form S-1 on June 20, 2017)
10.11	Promissory Note between Sylios Corp and The Greater Cannabis Company, Inc. dated as of March 31, 2017 (previously filed with Form S-1 on June 20, 2017)
10.12	Registration Rights Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.13	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.14	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)

10.15	Escrow Agreement among The Greater Cannabis Company, Inc., Emet Capital Partners, LLC and Grushko & Mittman, P.C., as escrow agent, dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.16	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of May 25, 2017 (previously filed with Form S-1 on June 20, 2017)
10.17	Advisory Agreement between The Greater Cannabis Company, Inc. and MCAP, LLC dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.18	Convertible Promissory Note and Warrant Coverage between The Greater Cannabis Company, Inc. and Xeraflop Technologies, Inc. dated July 17, 2017 (previously filed with Amendment No. 1 to Form S-1 on July 20, 2017)
10.19	Securities Purchase Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.20	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September 14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.21	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of September14, 2017 (previously filed on Form 8-K on September 19, 2017)
10.22	Waiver between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of January 9, 2018 (previously filed on Form 8-K on April 2, 2018)
10.23	Convertible Note between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of January 9, 2018 (previously filed on Form 8-K on April 2, 2018)
10.24	Allonge made by The Greater Cannabis Company, Inc. to Emet Capital Partners, LLC dated March 28, 2018 (previously filed on Form 10-K on April 17, 2018)
10.25	Common Stock Purchase Warrant Agreement between The Greater Cannabis Company, Inc. and Emet Capital Partners, LLC dated as of March 28, 2018 (previously filed on Form 10-K on April 17, 2018)
10.26	Emet Exchange Agreement dated February 14, 2019 (previously filed on Form 8-K on February 15, 2019)
10.28	Eagle Convertible Note dated February 12, 2019 (previously filed on Form 8-K on February 15, 2019)
10.30	Eagle Securities Purchase Agreement dated February 12, 2019 (previously filed on Form 8-K on February 15, 2019)
10.31	Emet Certificate of Designation dated February 14, 2019 (previously filed on Form 8-K on February 15, 2019)
10.32	GW Note dated January 27, 2020 (previously filed on Form 8-K on February 3, 2020)
10.33	GW Securities Purchase Agreement dated January 27, 2020 (previously filed on Form 8-K on February 3, 2020)
10.34	FF Note dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
10.35	FF Registration Rights Agreement dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
10.36	FF Securities Purchase Agreement dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
10.37	FF Warrant Agreement A dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
10.38	FF Warrant Agreement B dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
10.39	FF Warrant Agreement C dated March 11, 2021 (previously filed on Form 8-K on March 16, 2021)
21.1	Articles of Organization GCC Superstore, LLC (previously filed with Form S-1 on June 20, 2017)
23.1	Consent of John T. Root, Jr. (Please see Exhibit 5.1 Legal Opinion of John T. Root, Jr.) (previously filed with Amendment No. 3 to Form S-1 on August 25, 2017)
Graphic	Corporate logo- GCC (previously filed with Form S-1 on June 20, 2017)
Graphic	Corporate logo GCC Superstore (previously filed with Form S-1 on June 20, 2017)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

++ To be filed by subsequent amendment.

XBRL Exhibits will be filed by subsequent amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Signatures	Title	Date

/s/ Aitan Zacharin	President (Principal Executive Officer), Acting Chief Financial Officer	March 31, 2026
(Principal Accounting Officer) and Chairman of the Board of Directors

