Form 10-Q
period 2026-06-30
TRAFALGAR INTERNATIONAL, INC.
filed 2026-08-14
CIK 1695473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2026

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from ______________ to ______________

Commission File Number: 000-56027

TRAFALGAR INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Florida	30-0842570
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 South Biscayne Blvd Fl 20

Miami, FL 33131

(Address of principal executive offices, including Zip Code)

+52 1 55 6449 4966

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 994,379 shares of common stock as of August 14, 2026.

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

As used in this quarterly report, “Trafalgar,” the “Company,” “we,” “us,” or “our” refer to Trafalgar International, Inc., f/k/a The Greater Cannabis Company, Inc., unless otherwise indicated.

3

TRAFALGAR INTERNATIONAL, INC.

JUNE 30, 2026

FORM 10-Q

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRAFALGAR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2026 (unaudited) and December 31, 2025

	June 30, 2026	December 31, 2025
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$111	$815
Total current assets	111	815

OTHER ASSETS
Right of first refusal agreement cost (less accumulated amortization of $25,000 and $25,000)	-	-

Total assets	$111	$815

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$12,239	$8,514
Accrued officers’ compensation	-	470,350
Loans payable to related parties	-	263,600
Total current liabilities and total liabilities	12,239	742,464

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock; 19,000,000 shares authorized, $.001 par value: Series A Convertible Preferred-7,628,655 and 9,111,998 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	7,629	9,112
Series B Convertible Preferred shares: 1,000 shares authorized, $.001 par value: 1,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Common stock; 2,000,000,000 shares authorized, $.001 par value, as of June 30, 2026 and December 31, 2025, there are 994,379 and 944,935 shares outstanding, respectively	1,349,983	1,349,933
Additional paid-in capital	3,044,214	2,891,262
Accumulated deficit	(4,413,955)	(4,991,957)

Total stockholders’ (deficiency)	(12,128)	(741,649)
Total liabilities and stockholders’ (deficiency)	$111	$815

The accompanying notes are an integral part of these consolidated financial statements.

TRAFALGAR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2026 and 2025 (Unaudited)

	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$-	$-
Consulting fees	-	-
Total revenue	-	-

Cost of product sales	-	-
Gross profit (loss)	-	-

Operating Expenses:
Officers compensation	-	30,000
Stock-based compensation	-	-
Other operating expenses	11,555	18,251
Total operating expenses	11,555	48,251

Income (loss) from operations	(11,555)	(48,251)

Other income (expenses):
Gain on cancellation of debt	621,450	-
Gain on cancellation of preferred stock A	1,483	-
Interest expense	-	(885)
Note default penalties and interest	-	(167,417)
Loss on conversion of notes payable	-	(174,300)
Total other income (expenses)	622,933	(342,602)

Income (loss) before provision for income taxes	611,378	(390,853)
Provision for income taxes	-	-

Net income (loss)	$611,378	$(390,853)

Basic and diluted income (loss) per common share	$.61	$(.43)
Weighted average common shares outstanding-basic and diluted	994,379	919,141

The accompanying notes are an integral part of these consolidated financial statements.

TRAFALGAR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2026 and 2025 (Unaudited)

	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)
Revenue:
Product sales	$-	$-
Consulting fees	-	-
Total revenue	-	-

Cost of product sales	-	-
Gross profit (loss)	-	-

Operating Expenses:
Officers compensation	30,000	60,000
Stock-based compensation	-	1,800
Amortization of Right of First Refusal Agreement cost	-	417
Other operating expenses	14,931	29,570
Total operating expenses	44,931	91,787

Income (loss) from operations	(44,931)	(91,787)

Other income (expenses):
Gain on cancellation of debt	621,450	-
Gain on cancellation of preferred stock A	1,483	-
Interest expense	-	(2,940)
Note default penalties and interest	-	(306,323)
Loss on conversion of notes payable	-	(232,220)
Total other income (expenses)	622,933	(541,483)

Income (loss) before provision for income taxes	578,002	(633,270)
Provision for income taxes	-	-

Net income (loss)	$578,002	$(633,270)

Basic and diluted income (loss) per common share	$.60	$(.81)
Weighted average common shares outstanding-basic and diluted	969,657	784,704

The accompanying notes are an integral part of these consolidated financial statements.

TRAFALGAR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Three and Six Months Ended June 30, 2026 and 2025

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

TRAFALGAR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common stock		Additional		Total
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Paid in capital	Retained earnings	shareholders’ equity
Balance as of December 31, 2025,	9,111,998	$9,112	1,000	$1	944,935	$1,349,933	$2,891,262	$(4,991,957)	$(741,649)
Net loss for the three months ended March 31, 2026	-	-	-	-	-	-	-	(33,376)	(33,376)

Balance as of March 31, 2026	9,111,998	$9,112	1,000	$1	944,935	$1,349,933	$2,891,262	$(5,025,333)	$(775,025)

Cancellation of preferred stock A	(9,111,998)	(9,112)							(9,112)
Issuance of preferred stock A	7,628,655	7,629							7,629
Issuance of 49,444 common stock for
accrued compensation					49,444	50	152,952		153,002
Net income for the three months ended June 30, 2026	-	-	-	-	-	-	-	611,378	611,378
Balance as of June 30, 2026	7,628,655	$7,629	1,000	$1	994,379	$1,349,983	$3,044,214	$(4,413,955)	$(12,128)

The accompanying notes are an integral part of these financial statement

TRAFALGAR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2026 and 2025 (Unaudited)

	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$578,002	$(633,270)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Amortization of Right of First Refusal Agreement cost	-	417
Issuance of common stock for compensation	-	1,800
Issuance of common stock for accrued compensation	153,002	10,000
Loss on conversion of notes	-	232,220
Note default penalties and interest	-	306,323
Gain on cancellation of debt	(621,450)	-
Gain on cancellation of preferred stock A	(1,483)	-
Changes in operating assets and liabilities:
Accounts payable	3,725	(1,086)
Accrued interest	-	2,940
Accrued officers’ compensation	(123,000)	50,000
Net cash used in operating activities	(11,204)	(30,656)

INVESTING ACTIVITIES
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from notes payable to related party	10,500	-
Net cash provided by financing activities	10,500	-

NET (DECREASE) IN CASH	(704)	(30,656)

CASH BALANCE, BEGINNING OF PERIOD	815	57,368

CASH BALANCE, END OF PERIOD	$111	$26,712

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

TRAFALGAR INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Trafalgar International, Inc., f/k/a The Greater Cannabis Company, Inc. (the “Company”) was formed in March 2014 as a limited liability company under the name, The Greater Cannabis Company, LLC. The Company was a wholly owned subsidiary of Sylios Corp (“Sylios”) until March 10, 2017.

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

After the consummation of the above-described transactions, the Company switched its business model in fiscal 2018 and no longer intended to pursue E-commerce, advertising, licensing (except as specified below) or direct investment operations to the development and commercialization of innovative cannabinoid therapeutic delivery systems.

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

TRAFALGAR INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2026 and 2025

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

The reverse stock split became effective upon the filing of an amendment to the Company’s Articles of Incorporation with the Florida Secretary of State, a copy of which is included as Exhibit 33.1 in this Quarterly Report (the “Reverse Stock Split Amendment”). The amendment creating the Series B Preferred Shares was subsequently filed with the Florida Secretary of State following the filing of the Reverse Stock Split Amendment.

On June 29, 2026, the Controlling Shareholder entered into the Share Purchase. Through the Controlling Shareholder’s ownership of all outstanding shares of the Company’s Series A Preferred Stock and Series B Preferred Stock, Trafalgar Asset Management, LLC possesses approximately 96.62% of the aggregate voting power of the Company’s outstanding voting securities as of June 29, 2026, based upon 994,379 shares of Common Stock outstanding, each share of Series A Preferred Stock being entitled to 1.76 votes per share, and the outstanding shares of Series B Preferred Stock collectively being entitled to 51% of all votes entitled to be cast. As a result, the Controlling Shareholder possesses voting control of the Company and may unilaterally determine the election of directors and substantially all matters requiring stockholder approval. The acquisition of control was effected pursuant to privately negotiated transactions contemplated by the Series A Share Purchase Agreement and the Series B Share Purchase Agreement, copies of which are filed as Exhibits 10.1 and 10.2 to this Current Report and incorporated herein by reference. The material terms of such transactions, including the consideration paid thereunder, are set forth in such agreements.

Also on June 29, 2026, the Company entered into certain Debt Cancellation and Release Agreements with certain creditors of the Company pursuant to which certain outstanding indebtedness of the Company was compromised, settled, canceled, released, and extinguished. Copies of such Debt Cancellation and Release Agreements are filed as Exhibits 10.3 and 10.4 to this Current Report and incorporated herein by reference. The material terms of such transactions are set forth in such agreements. Porfirio Sanchez Talavera was appointed as Chief Executive Officer, Chairman of the Board, and a member of the Board of Directors of the Company. Aitan Zacharin resigned from all officer positions effective immediately upon such appointment and agreed to remain as a member of the Board of Directors solely until the expiration of the ten (10) day period required under Rule 14f-1. Upon expiration of such period, Mr. Zacharin’s resignation as a director will become effective and Mr. Sanchez Talavera will remain as the sole director of the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of Trafalgar International, Inc., and its wholly owned subsidiary Biocanrx, Inc. All intercompany balances and transactions have been eliminated in consolidation.

TRAFALGAR INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The interim financial statements as of June 30, 2026 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the six months ended June 30, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of June 30, 2026, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

TRAFALGAR INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2026 and 2025

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

TRAFALGAR INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2026 and 2025

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

TRAFALGAR INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2026 and 2025

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

The Company recognizes revenue from the sale of products when its performance obligation, consisting of the delivery of the purchased goods to the customer, has been satisfied and the customer takes possession. The Company had no revenue during the periods presented.

Advertising Costs

Advertising costs are expensed as incurred. For the periods presented, we had no advertising costs.

Loss per Share We compute net income (loss) per share in accordance with FASB ASC 260, Earnings Per Share, which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock.

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period, adjusted for the effect of potentially dilutive securities, including convertible preferred stock, stock options, warrants and other convertible securities, when their inclusion would be dilutive. Potential common shares are excluded from the calculation of diluted net income (loss) per common share when their effect would be anti-dilutive.

For the periods presented, shares issuable upon conversion of the Company’s Series A Convertible Preferred Stock were excluded from the calculation of diluted net income (loss) per common share because the effect of their inclusion would be anti-dilutive. As of June 30, 2026, the Company had no outstanding convertible notes payable to third parties (see Note E – Notes Payable to Third Parties) and no outstanding warrants (see Note G – Capital Stock and Warrants).

TRAFALGAR INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2026 and 2025

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

TRAFALGAR INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2026 and 2025

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of June 30, 2026, the Company had cash of $111, total current liabilities of $12,239, and negative working capital of $12,128. For the six months ended June 30, 2026, we incurred a net loss from operations of $44,931 and used $11,204 cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through June 2027.

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

TRAFALGAR INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2026 and 2025

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

NOTE D - LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	June 30, 2026	December 31, 2025

Loans from Elisha Kalfa and Yonah Kalfa, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	$-	$180,000
Loan from Aitan Zacharin,CEO	-	3,600
Loan from Fernando Bisker and Sigalush, LLC, holders of a total of 2,966,666 shares of Series A Convertible Preferred stock	-	80,000

Total	$-	$263,600

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

TRAFALGAR INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

NOTE E - NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties consist of:

	June 30, 2026	December 31, 2025

Promissory Note dated March 28, 2017 payable to John T. Root, Jr., interest at 4%, due September 28, 2017, convertible into shares of common stock at a conversion price of $.001 per share.	$-	$375
Convertible Promissory Note dated March 15, 2021 payable to FirstFire Global Opportunities Fund, LLC (“FF”), interest at 6%, due March 11, 2022-less unamortized debt discount of $0 and $0, respectively. (i)	-	171,062
Total	$-	$171,437

(i)	On March 15, 2021, we issued a 6% Convertible Promissory Note to FirstFire Global Opportunities Fund, LLC (“FF”), having a principal amount of $545,000 and an initial tranche principal amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note”). In connection with the FF Note, we and FF entered into a registration rights agreement, three warrant agreements and a securities purchase agreement. On June 30, 2021, we issued the final tranche principle amount of $272,500 of which $22,500 constituted an original issue discount (the “FF Note). The FF Note had an original maturity date of March 11, 2022, which was extended to April 30, 2023 by agreement between the parties dated May 1, 2022, which agreement also waiver certain defaults under the FF Note will mature on.

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

TRAFALGAR INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2026 and 2025

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

The Company completed the 1-for-1,500 reverse stock split in October 2025. Accordingly, pursuant to the June 12, 2025 amendment, the FF Note was deemed satisfied in full without further action, and FirstFire waived its rights to receive payment of any amounts remaining due under the FF Note, to accrue any additional Default Interest, penalties or other amounts, and to make any further conversions under the FF Note. As of June 30, 2026, no principal, accrued interest, Default Interest, penalties or other amounts remained outstanding under the FF Note, and FirstFire had no further conversion rights thereunder.

Copies of Warrant A, Warrant B and Warrant C are attached as Exhibits 10.4, 10.5 and 10.6 to our current report on Form 8-K dated March 16, 2021.

The valuation of the above warrants issued and recorded during the three months ended June 30, 2021 was $262,429.

See NOTE -A -Nature of Operations (Debt Cancellation and Release Agreement)

NOTE F - DERIVATIVE LIABILITY

The derivative liability consists of:

	June 30, 2026	December 31, 2025
Convertible Promissory Note dated March 15, 2021 and June 30, 2021 payable to FirstFire Global Opportunities Fund, LLC, See Note E (i) Due March 11, 2022	$-	$-
Total derivative liability	$-	$-

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

TRAFALGAR INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

NOTE G - CAPITAL STOCK AND WARRANTS

Preferred Stock

On July 31, 2018, The Greater Cannabis Company, Inc. (the “Company”) acquired 100% of the issued and outstanding shares of Class A common stock of Green C Corporation (“Green C”) in exchange for 9,411,998 newly issued shares of the Company’s Series A Convertible Preferred Stock (the “Exchange”). Each share of Series A Convertible Preferred Stock is convertible into 50 shares of Common Stock and is entitled to 1.76 votes per share on all matters submitted to a vote of the holders of the Company’s capital stock, voting together with the holders of Common Stock and other voting securities as provided in the Company’s Articles of Incorporation, as amended..

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

Designation of Series B Convertible Preferred Stock

On October 22, 2025, the Company filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Florida creating a new class of 1,000 shares of preferred stock, par value $0.001 per share, designated as Series B Convertible Preferred Stock (the “Series B Preferred Shares”).

On October 22, 2025, the Company issued all 1,000 Series B Preferred Shares to Aitan Zacharin, then the Company’s Chief Executive Officer and sole director, in consideration of his waiver of $20,000 in accrued but unpaid compensation due from the Company. On June 29, 2026, Trafalgar Asset Management, LLC, a Delaware limited liability company owned and controlled by Porfirio Sanchez Talavera, acquired all 1,000 outstanding Series B Preferred Shares from Mr. Zacharin in connection with a change in control of the Company. Accordingly, as of June 30, 2026, Trafalgar Asset Management, LLC held all of the issued and outstanding Series B Preferred Shares and, by virtue of the voting rights associated with such shares, possessed voting control of the Company.

The Series B Preferred Shares have the following rights, features, privileges and limitations (in pertinent part):

TRAFALGAR INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

NOTE G - CAPITAL STOCK AND WARRANTS (continued)

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

TRAFALGAR INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

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

TRAFALGAR INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2026 and 2025

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

TRAFALGAR INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2026 and 2025

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

Following the Reverse Split, the number of shares of the Company’s issued and outstanding Common Stock was reduced from 1,349,888,436 shares to approximately 900,256 shares. No fractional shares of Common Stock were issued as a result of the Reverse Split. Instead, the Company issued one whole share of post-Reverse Split Common Stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Split. The number of authorized shares of Common Stock remained unaffected, and the par value remained $0.001 per share..

In connection with the reverse stock split, we filed Articles of Amendment to our Articles of Incorporation with the Secretary of State of Florida, a copy of which is included as Exhibit 35.1 to this Report.

On October 22, 2025, the Company issued 44,679 shares of common stock for the conversion of $13,400 principal on the FirstFire note dated March 5, 2021 at a conversion price of $.0002.

During the second quarter 2026, the Company issued 49,444 shares of common stock for accrued compensation.

TRAFALGAR INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

NOTE G - CAPITAL STOCK AND WARRANTS (continued)

Warrants

On March 11, 2021, in connection with the issuance of a Convertible Promissory Note to FirstFire Global Opportunities Fund, LLC (“FF”) (see Note E), the Company issued three warrants to FF: Warrant A to purchase 25,000,000 shares of Common Stock at an exercise price of $0.025 per share; Warrant B to purchase 15,000,000 shares of Common Stock at an exercise price of $0.05 per share; and Warrant C to purchase 10,000,000 shares of Common Stock at an exercise price of $0.075 per share. Each of Warrant A, Warrant B and Warrant C had an expiration date of September 11, 2022. The warrants were valued at $262,429 when issued during the three months ended June 30, 2021. Copies of Warrant A, Warrant B and Warrant C were filed as Exhibits 10.4, 10.5 and 10.6, respectively, to the Company’s Current Report on Form 8-K dated March 16, 2021.

Warrant A, Warrant B and Warrant C expired by their terms on September 11, 2022. As of June 30, 2026, none of such warrants remained outstanding or exercisable, and the Company had no outstanding warrants.

NOTE H - INCOME TAXES

The Company and its United States subsidiaries file consolidated Federal income tax returns. Green C Corporation, its Ontario Canada subsidiary, files Canada and Ontario income tax returns.

At June 30, 2026 the Company has available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is not more likely than not that the benefits will be realized. If there are significant changes in the Company’s ownership, the future use of its existing net operating losses will be limited.

All tax years of the Company and its United States subsidiaries remain subject to examination by the Internal Revenue Service.

TRAFALGAR INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2026 and 2025

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

Agreements

On July 31, 2018, the Company executed Services Agreements with its newly appointed Chief Executive Officer (the “CEO”), for terms of five years. The Agreement provides for a monthly base salary of $10,000 for the CEO. For the six months ended June 30, 2026 and 2025 the Company expensed a total of $30,000 and $60,000, respectively.

See Note-A-Nature of Operations - Change in Control.

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

NOTE K – SUBSEQUENT EVENTS

On July 29, 2026, the Board of Directors appointed Carlos Septién as Chief Operating Officer, Michelle Cervantes Vivanco as Chief Financial Officer, and Ernesto Gómez Berjón as Chief Growth Officer. Mr. Septién, Ms. Cervantes Vivanco and Mr. Gómez Berjón were also appointed as members of the Company’s Board of Directors. Porfirio Sanchez Talavera continues to serve as the Company’s Chief Executive Officer, Chairman of the Board of Directors and a director.

Also on July 29, 2026, the Company filed Articles of Amendment with the Florida Secretary of State changing its corporate name from The Greater Cannabis Company, Inc. to Trafalgar International, Inc. The Company has submitted the related corporate action to the Financial Industry Regulatory Authority (“FINRA”) for processing. Pending completion of the FINRA corporate action, the Company’s common stock continues to trade under the symbol “GCAN.”

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

Following the change in control completed on June 29, 2026, the Company commenced a transition to a broader business strategy focused on acquiring, developing and growing businesses in the financial services, technology and intellectual property sectors. The Company intends to pursue this strategy through acquisitions, direct investments, joint ventures, licensing arrangements and other strategic transactions and business development opportunities.

See Note-A-Nature of Operations - Change in Control.

Results of operations

The Company had no revenue during each of the three and six months ended June 30, 2026 and 2025.

Our operating expenses in the six months ended June 30, 2026 decreased to $44,929, from $91,787 for the same period of 2025. Major operating expenses include officers compensation of $30,000, amortization expense, professional fees and research and development costs.

Other income and (expenses) was $642,933 for the six months ended June 30, 2026, as compared to $(541,483) for the same quarter in 2025. The increase in income is due to the cancellation of debt in the amount of $621,450 and cancellation of preferred stock B in the amount of $21,483.

Our net income for the six months ended June 30, 2026, was $598,004 as compared to the net loss of $633,270 during the same quarter in 2025.

Liquidity and Capital Resources

We had $111 cash at June 30, 2026, compared to $815 cash at December 31, 2025.

At June 30, 2026 and December 31, 2025 we had $0 and 263,600 in loans payable to related parties.

The following table provides detailed information about our net cash flows for the six months ended June 30, 2026 and 2025.

	June 30, 2026	June 30, 2025
Net cash used in operating activities	$(11,204)	$(30,656)
Net cash used in investing activities	-	-
Net cash provided by financing activities	10,500	-
Net decrease in cash	$(704)	(30,656)

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

ITEM 4. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, Porfirio Sanchez Talavera, the Company’s Chief Executive Officer (principal executive, financial and accounting officer), and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Our Chief Executive Officer Porfirio Sanchez Talavera (principal executive, financial and accounting officer) assessed the effectiveness of our internal control over financial reporting at June 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of June 30, 2026, our internal controls over financial reporting was not effective for the reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

As set forth in that Report the Company intends to take various remedial measures described therein as its capital resources permit.

See Note-A-Nature of Operations - Change in Control.

Changes in Internal Controls

During the quarter ended June 30, 2026, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act, disclosure of this Item is not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer (Principal Executive, Financial and Accounting Officer) pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer (Principal Executive, Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRAFALGAR INTERNATIONAL, INC.

August 14, 2026	/s/ Porfirio Sanchez-Talavera
Chief Executive Officer
(Principal executive, financial and accounting officer).

